Form 10KSB
period 2001-04-30
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________________


Commission file Number 0-26843


                          BF ACQUISITION GROUP I, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


Florida                                                               65-0913582
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 Hampton View Court, Alpharetta, Georgia                                30004
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)  (770) 777-6795

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                         Name of exchange on which registered
    None                                                  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x ]

State issuer's revenues for its most recent fiscal year..................$0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $515.00 (515,000 shares at $0.001, which is the last price which the registrant's common equity was sold).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes [ ]                  No [x]

                                TABLE OF CONTENTS

PART I

Item 1.      Description of Business
Item 2.      Description of Property
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters
Item 6.      Management's Discussion and Analysis or Plan of Operation
Item 7.      Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8.A.    Controls and Procedures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.     Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.     Certain Relationships and Related Transactions
Item 13.     Exhibits and Reports on Form 8-K
Item 14.     Principal Accounting Fees And Services

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                           Forward-Looking Statements

         This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include.

         1. Changes in general economic and business conditions affecting our Company;
         2. Legal or policy developments that diminish the appeal of our Company; and
         3.       Changes in our business strategies.

         The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

                            OUR BUSINESS DEVELOPMENT

         During the period covered by this report, BF Acquisition Group I, Inc. (the "COMPANY") conducted no business operations and generated no revenue.

         We were organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek business partners or acquisition candidates. We registered our Company's common stock, par value $0.001 (the "COMMON STOCK") pursuant to Securities and Exchange Commission ("SEC") registration statement Form 10-SB on a voluntary basis in order to become a reporting "shell" company, and on March 24, 2000 the SEC approved our Form 10-SB registration statement. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses. Unless the context otherwise requires, all references to the "COMPANY" "WE" "OUR" and other similar terms means BF Acquisition Group I, Inc., a Florida corporation.

         During June 2003, we brought in present management, raised additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time present management raised capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940. As of the date hereof, we have not yet registered as a BDC. As a BDC, we expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. We also intend to invest in the commercial real estate market. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants. To date, our planned principal BDC operations have not yet commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

                                  OUR BUSINESS

         During the period covered by this report, we were dormant due to the lack of capital. We incurred a loss from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

         Our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company and from revenues derived from the commencement of our business operations.

                                 OUR FACILITIES

         Our executive and business offices are located at 400 Hampton View Court, Alpharetta, Georgia 30004. We believe this office space is adequate to serve our present needs.

                                  OUR EMPLOYEES

         During the period covered by this report, we had no employees.

                 GOVERNMENT REGULATIONS THAT AFFECT OUR BUSINESS

         During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

ITEM 2.  PROPERTIES.

         Our executive and business offices are located at 400 Hampton View Court, Alpharetta, Georgia 30004. We believe this office space is adequate to serve our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

         During the period covered by this report, we were not a party to any material legal proceedings, nor were we aware of any threatened litigation of a material nature. As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         (a) Market Information

         No public trading market presently exists for the Company's Common Stock and the Company cannot assure you that a trading market for the Company's Common Stock will ever develop.

         (b) Holders

         During the period covered by this report, approximately 12 holders of record held our Common Stock. As of the date this report is filed, approximately 17 holders of record hold our Common Stock.

         (c) Dividends

         No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

         (d) Securities Authorized For Issuance Under Equity Compensation Plans.

         Not applicable.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this report, the Company issued 30,000 shares of unregistered Common Stock to 3 accredited investors in exchange for $1,500 in cash, or $0.05 per share. These persons were the only offerees in connection with this transaction. The Company relied on Section 4(2) and Rule 505 of Regulation D of the Securities Act since the transaction did not involve any public offering.

         No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. During the period covered by this report, no other shares of Common Stock have been issued by the Company in any other transaction.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

                                    OVERVIEW

         The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-KSB.

         The following is qualified by reference to, and should be read in conjunction with our audited financial statements ("FINANCIAL STATEMENTS"), and the notes thereto, included elsewhere in this Form 10-KSB, as well as the discussion hereunder "Management's Plan of Operation".

                                PLAN OF OPERATION

         During the period covered by this report, BF Acquisition Group I, Inc. (the "COMPANY") conducted no business operations and generated no revenue.

         Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses. During June 2003, we brought in present management, raised additional capital, and initiated activities to re-establish our business.

         During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time present management raised capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940. As of the date hereof, we have not yet registered as a BDC. As a BDC, we expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. We also intend to invest in the commercial real estate market. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants. To date, our planned principal BDC operations have not yet commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

         As described above, we were dormant for a period of time due to the lack of capital. We incurred a loss from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

         Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company and from revenues derived from the commencement of our business operations.

ITEM 7.  FINANCIAL STATEMENTS.

         Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant through May 2003. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officers and financial officers that, as a result of those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

         As of the date this report is filed, our Company's new principal executive officers and financial officers have made significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. In particular, the Company has adopted an independent audit committee, has committed funds for legal and accounting work and the preparation of financial statements and audits, and has brought the Company out of its dormant period as of May 2003, all of which enables our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Identity of directors and executive officers during the period covered by this report.

Name                   Age          Position               Term/Period Served
----                   ---          --------               ------------------
David M. Bovi          36        Director, Chief,          1yr./since inception
                                 Executive Officer

William R. Colucci     65        Director, President,      1yr./since inception
                                 Treasurer, Secretary

(b) Business experience of directors and executive officers during the period covered by this report.

         Mr. Bovi has served as a director and Chief Executive Officer of the Company since its inception in April 1999. Mr.Bovi is presently the sole shareholder, officer and director of David M. Bovi, P.A., a private practice law firm that concentrates its practice in representing (i) public and private entities with respect to: state and federal securities law filing and reporting requirements, capital raising transactions (public and private), merger and acquisition transactions, and general corporate matters; and (ii) angel and venture capital investors with respect to private securities investments. Mr. Bovi received an LL.M. Degree (Masters Degree of Law) in Securities Regulation from Georgetown University Law School in May 1993; a Juris Doctor Degree from St. Thomas University School of Law in May 1992; and a Bachelor of Arts Degree in Economics from the State University of New York at Buffalo in May 1989.

         Mr. Colucci has served as a director, president, secretary and treasurer of the Company since its inception in April 1999. Mr. Colucci is also presently a private business consultant who provides investment banking and business consulting services. Additionally, Mr. Colucci is an officer and director of Harbor Town Holding Group, Inc., BF Acquisition Group II, Inc., BF Acquisition Group III, Inc., BF Acquisition Group IV, Inc., BF Acquisition Group V, Inc. From September 1997 to December 1999, Mr. Colucci served as a director of Net Lnnx, Inc., a publicly traded corporation, which, in March 1999, reorganized with PrintOnTheNet.Com, Inc. a company that provided printing services on the Internet via e-commerce. Prior to this reorganization, Net Lnnx, Inc. served as a "shell" corporation. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded corporation traded in the over-the-counter trading market. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly traded, billion dollar a year, chemical and paint manufacturing division of United Technologies, Inc., which is traded on the New York Stock Exchange, and Butcher & Sherrerd, a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr

Colucci received his Bachelor of Science Degree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

         Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

         AUDIT COMMITTEE

         During the period covered by this report, the Company did not have a standing audit committee in place.

         Currently, our Company's independent directors, Mr. John W. Benton and Mr. J.P. Baron, II, serve as the members of the Company's standing audit committee. Mr. J.P. Baron, II, qualifies as a "financial expert" pursuant to
Item 401 of Regulation S-B. Messer's Benton and Baron qualify as independent directors pursuant to NASD Marketplace Rule 4200(14).

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

         CODE OF ETHICS

         The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10. EXECUTIVE COMPENSATION.

         During the period covered by this report, no executive officer of our Company received any type of salary or other compensation in connection with their employment as such; and no employment agreement was entered into with any of our officers. Pursuant to Instruction (5) to Item 402(a)(2) of Regulation S-B, no table or column is provided in this Item 10 to this report.

         COMPENSATION OF DIRECTORS

         During the fiscal year ending April 30, 2001, no director received any type of compensation from our Company for serving as such.

         EMPLOYEE STOCK OPTION PLAN

         During the period covered by this report, we had no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

Name and Address                    Amount and Nature               Percent
of Beneficial Owner                 of Beneficial Ownership         of Class(1)
-------------------                 -----------------------         -----------
David M. Bovi                             400,000                      48.48%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                        300,000                      36.36%
2501 Turk Boulevard
San Francisco, California 94118
----------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2001, the end of the fiscal year covered by this report.

         The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                    Amount and Nature              Percent
of Beneficial Owner                 of Beneficial Ownership        of Class(1)
-------------------                 -----------------------        -----------
David M. Bovi                       400,000                        48.48%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                  300,000                        36.36%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (2 persons).             700,000                        84.84%
----------
1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2001, the end of the fiscal year covered by this report.

         Our Company currently has no securities authorized for issuance under any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

INDEX TO EXHIBITS.

Exhibit No.       Description of Exhibit
-----------       ----------------------
(31)
         31.1     Certification of the President of BF Acquisition Group I, Inc.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Treasurer of BF Acquisition Group I, Inc.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)
         32.1     Certification of the President of BF Acquisition Group I, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of the Treasurer of BF Acquisition Group I, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K.

         We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. The aggregate fees billed for the fiscal years ended April 30, 2001 and April 30, 2000 for professional services rendered by Ahearn, Jasco + Company, P.A. ("AHEARN") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,700, and $500, respectively.

         Audit-Related Fees. There were no fees billed for the fiscal years ended April 30, 2001 and April 30, 2000 for assurance and related services by Ahearn that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

         Tax Fees. The aggregate fees billed for the fiscal years ended April 30, 2001 and April 30, 2000 for tax compliance, tax advice, or tax planning were $250, and $350, respectively.

         All Other Fees. No fees were billed for the fiscal years ended April 30, 2001 and April 30, 2000 for products and services provided by Ahearn, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

         Audit Committee Pre-Approval Policies. The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Ahearn. However, the services performed by Ahearn for our fiscal year April 30, 2001 audit and thereafter that are described above were pre-approved by the Company's standing audit committee. Services provided by Ahearn for the year ended April 30, 2000 were provided in calendar year 2000, and the 10-QSB services for the periods ended July and October 2000, and January 2001 were provided at the time of these report filings. None of the hours expended on Ahearn's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2001 and April 30, 2000 were attributed to work performed by persons other than Ahearn's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Bosso
   -----------------------------
        William Bosso, President

Dated:  January 22, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Bosso
   ------------------------------
        William Bosso, President,
        director

Dated:  January 22, 2004


By: /s/ William Colucci
   --------------------------------
        William Colucci, Treasurer,
        director

Dated:  January 22, 2004

By: /s/ John W. Benton
    ----------------------------
        John W. Benton, director

Dated: January 22, 2004


By: /s/ J.P. Baron, II
    ----------------------------
        J.P. Baron, II, director

Dated:  January 22, 2004

                                   APPENDIX A
                              FINANCIAL STATEMENTS.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:


CONTENTS

PAGE F-1          INDEPENDENT AUDITORS' REPORT

PAGE F-2          BALANCE SHEETS AS OF APRIL 30, 2001 AND 2000

PAGE F-3          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2001
                  AND 2000

PAGE F-4 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED APRIL 30, 2001 AND 2000

PAGE F-5          STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30, 2001 AND 2000

PAGES F-6 - F-10  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                  APRIL 30, 2001 AND 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
BF Acquisition Group I, Inc.

We have audited the accompanying balance sheets of BF Acquisition Group I, Inc. (the "Company") as of April 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
October 16, 2003

                           BF ACQUISITION GROUP I, INC
                                 BALANCE SHEETS
                          AS OF APRIL 30, 2001 AND 2000

                                                     2001        2000
                                                   -------     -------
                  ASSETS

CURRENT ASSET - Cash and cash equivalents          $    45     $ 1,082
                                                   =======     =======


      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED EXPENSES                                   $ 2,431     $   650
                                                   -------     -------

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
    authorized; none issued or outstanding:              0           0
    Common stock, $.001 par value; 50,000,000
    authorized; shares issued and outstanding:
    825,000 in 2001 and 795,000 in 2000                825         795
    Additional paid-in capital                       5,116       3,646
    Deficit                                         (8,327)     (4,009)
                                                   -------     -------

       TOTAL STOCKHOLDERS' EQUITY                   (2,386)        432
                                                   -------     -------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $    45     $ 1,082
                                                   =======     =======











                        See notes to financial statements

                           BF ACQUISITION GROUP I, INC
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000

                                                        2001            2000
                                                      --------        --------
REVENUE                                               $               $

GENERAL AND ADMINISTRATIVE EXPENSES                      4,318           3,637
                                                      --------        --------

          LOSS BEFORE INCOME TAX PROVISION              (4,318)         (3,637)

PROVISION FOR INCOME TAXES
                                                      --------        --------

          NET LOSS                                    $ (4,318)       $ (3,637)
                                                      ========        ========


LOSS PER COMMON SHARE:
     Basic and diluted                                $(0.0053)       $(0.0047)
                                                      ========        ========

    Weighted average common shares outstanding         809,167         775,685
                                                      ========        ========















                       See notes to financial statements

                           BF ACQUISITION GROUP I, INC
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000

                                  Common     Additional
                                 Stock, at    Paid-In
                                 par value    Capital      Deficit      Total
                                 ---------   ----------    -------     -------
STOCKHOLDERS' EQUITY,
April 30, 1999                   $ 700        $  672       $  (372)    $ 1,000

Sale of 60,000 shares of
  common stock                      60         2,940                     3,000

Common stock issued
  for services                      35            34                        69

Net loss for the
  fiscal year ended
  April 30, 2000                                            (3,637)     (3,637)
                                 -----        ------       -------     -------

STOCKHOLDERS' EQUITY,
April 30, 2000                     795         3,646        (4,009)        432

Sale of 30,000 shares of
  common stock                      30         1,470                     1,500

Net loss for the
  fiscal year ended
  April 30, 2001                                            (4,318)     (4,318)
                                 -----        ------       -------     -------
STOCKHOLDERS' EQUITY,
April 30, 2001                   $ 825        $5,116       $(8,327)    $(2,386)
                                 =====        ======       =======     =======















                       See notes to financial statements

                           BF ACQUISITION GROUP I, INC
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000

                                                             2001        2000
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                               $(4,318)    $(3,637)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Common stock issued for services                                      69
      Changes in liabilities:
            Increase in accrued expenses                     1,781         650
                                                           -------     -------

      NET CASH USED IN OPERATING ACTIVITIES                 (2,537)     (2,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                 1,500       3,000
                                                           -------     -------

     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     (1,037)         82

CASH & CASH EQUIVALENTS, beginning of year                   1,082       1,000
                                                           -------     -------

CASH & CASH EQUIVALENTS, end of year                       $    45     $ 1,082
                                                           =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest                               $     0     $     0
                                                           =======     =======

      Cash paid for income taxes                           $     0     $     0
                                                           =======     =======










                     See notes to financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Years Ended April 30, 2001 and 2000


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

BF Acquisition Group I, Inc. (the "Company") was organized in Florida on April 15, 1999 as a "shell" company, with plans to seek business partners or acquisition candidates. However, due to capital constraints, the Company was unable to continue with its business plans, and it ultimately ceased its activities in March 2001. Through May 2003, the Company was dormant, incurring only minimal administrative expenses. During June 2003, control of the entity was obtained by present management, new capital was raised, and activities were initiated to re-establish the business. In accordance with applicable accounting standards, the Company was deemed to have re-entered the development stage during the fiscal quarter ended July 31, 2003; see Note 7 titled "Subsequent Event."

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

GOING CONCERN CONSIDERATIONS
----------------------------
The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As described above, the Company was dormant for a period of time due to the lack of capital. The Company has incurred a loss from operations, and it does not have any revenues to cover the Company's incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately implement its business plan and achieve profitable operations. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur the accompanying consolidated financial statements will be materially affected.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

INCOME TAXES
------------
The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109,"Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provisions as shown on the accompanying statements of operations is zero since the deferred tax assets generated from the net operating losses are offset in their entirety by valuation allowances.

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

EARNINGS PER COMMON SHARE
-------------------------
Earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities, options and warrants.

STOCK-BASED COMPENSATION
------------------------
In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." For stock-based compensation issued to employees, SFAS No. 123 encourages, but does not require, companies to record employee equity compensation plans at fair value. In accordance with the provision of SFAS No. 123, an entity may elect to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for its employee stock option plans. The Company presently has no employee stock-based compensation plan, and it has issued no stock options to any employee. However, SFAS No. 123 also governs stock-based compensation transactions with other than employees in which services were performed in exchange for stock or other equity instruments. The Company has issued its common stock in exchange for services. In accordance with SFAS No. 123, these transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

COMPREHENSIVE INCOME
--------------------
In accordance with SFAS No. 130, "Reporting Comprehensive Income" the Company is required to report its comprehensive income. A statement of comprehensive income is not presented since the Company had no items of other comprehensive income. Comprehensive loss is the same as net loss for all periods presented herein.

SEGMENT INFORMATION
-------------------
The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1999. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure is required.

RECENT ACCOUNTING STANDARDS
---------------------------
In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 13 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company adopted SFAS No. 133 effective for the year ending April 30, 2002. SFAS No. 133 will not have any impact on the Company's financial position or results of operations when such statement is adopted.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 was adopted for our fiscal year beginning May 1, 2002. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This SFAS amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation, and to provide disclosure requirements, in both annual and interim financial statements, about the method used and the effect it has on a company's results of operations. The Company has no employee stock-based compensation plan, and it has issued no stock options, therefore SFAS No. 148 has no impact on the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. The Company does not have any derivative securities or hedging activities, and does not plan to have them in the future; accordingly, SFAS 149 will have no impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - LOSS PER COMMON SHARE
------------------------------

For the fiscal years ended April 30, 2001 and April 30, 2000, basic and diluted weighted average common shares include only common shares outstanding since there were no common share equivalents.

A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is follows:

                                                        2001         2000
                                                       -------      -------

     Common shares outstanding at April 30th           825,000      795,000
     Effect of weighting                               (15,833)     (19,315)
                                                       -------      -------

     Weighted average common shares outstanding        809,167      775,685
                                                       =======      =======


NOTE 4 - CAPITAL STOCK
----------------------

COMMON STOCK
------------
The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock

PREFERRED STOCK
---------------
The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred as a "blank check preferred stock". As of July 31, 2003, no shares of preferred stock have been issued and no preferences, limitations or relative rights have been assigned.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

Through March 2001, the Company sub-leased office space on a month-to-month basis for a $100 monthly fee from a shareholder/executive officer of the Company.


NOTE 6 - CONTINGENCY
--------------------

As described in Note 1, the Company was dormant for approximately three and one-half years beginning in March 2001. Prior to March 2001, the Company had elected to become a registrant with the U.S. Securities and Exchange Commission ("SEC"). During this period it was dormant, the Company did not file any of the reports with the SEC as required of SEC registrants. No accrual has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

In accordance with applicable accounting standards, the Company re-entered the development stage during its fiscal quarterly period ending July 31, 2003 when control of the entity was obtained by present management, and activities were initiated to raise capital and to establish a new business. Prior to this date, the Company has been effectively dormant since March 2001. As of July 31, 2003, planned principal operations have not commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities. The Company's financial statements, beginning May 1, 2003, will present the cumulative amounts of expenses incurred since the Company re-entered the development stage.