Form 10QSB
period 2001-07-31
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                Form 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2001
                                              -------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ________ to _________


Commission File number 0-26843


                       BF Acquisition Group I, Inc.
  ---------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


                                 Florida
  ---------------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)

                               65-0913582
  ---------------------------------------------------------------------
                   (IRS Employer Identification No.)

              400 Hampton View Court, Alpharetta, Georgia 30004
  ---------------------------------------------------------------------
                 (Address of principal executive offices)

                            (770) 777-6795
  ---------------------------------------------------------------------
                     (Issuer's telephone number)

  ---------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

                   APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one);

 Yes [ ]    No [X]

                      BF ACQUISITION GROUP I, INC.

                            Form 10-QSB Index
                              July 31, 2001

                                                                      Page

Part I: Financial Information.........................................  3

     Item 1. Financial Statements.....................................  3

             Balance Sheet as of July 31, 2001 (Unaudited) And
             April 30,2001............................................  4

             Statement of Operations For the Three Months Ended
             July 31, 2001 And 2000 (Unaudited).......................  5

             Statements of Stockholder's Equity As of July 31, 2001
             (Unaudited)..............................................  6

             Statement Of Cash Flows For the Three Months Ended July
             31, 2001 And 2000 (Unaudited)............................  7

             Notes To Condensed Financial Statements for the Interim
             Period Ended July 31, 2001 (Unaudited)...................  8

     Item 2. Management's Plan of Operation........................... 10

     Item 3. Controls and Procedures.................................. 11

Part II: Other Information............................................ 11

     Item 1. Legal Proceedings........................................ 11

     Item 2. Changes in Securities.................................... 11

     Item 3. Defaults Upon Senior Securities ......................... 11

     Item 4. Submission of Matters to a Vote of Security Holders...... 11

     Item 5. Other Information........................................ 12

     Item 6. Exhibits and Reports on Form 8-K......................... 12

Signatures............................................................ 12

PART I
FINANCIAL INFORMATION


Item 1.  Financial Statements

                         BF ACQUISITION GROUP I, INC
                               BALANCE SHEET
                   AS OF JULY 31, 2001 AND APRIL 30, 2001


                                                       July 31,      April 30,
                                                         2001          2001
                                                      (unaudited)
                                                      -----------  -----------
                        ASSETS

CURRENT ASSETS: Cash and cash equivalents             $       0    $      45
                                                       ========     ========

        Total Assets                                  $       0    $      45
                                                       ========     ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED EXPENSES                                      $    2431    $    2431

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding:
  Common stock, $.001 par value; 50,000,000 shares
    authorized;825,000 ashares issued
    and outstanding at July 31, 2001 and
    April 30, 2001                                          825          825
  Additional paid-in capital                              5,116        5,116
  Deficit                                                (8,372)      (8,327)
                                                       --------     --------

       TOTAL STOCKHOLDERS' EQUITY                        (2,431)      (2,386)
                                                       --------     --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $       0    $      45
                                                       ========     ========




The accompanying notes are an integral part of these financial statements.

                          BF ACQUISITION GROUP I, INC
                           STATEMENT OF OPERATIONS
                               (Unaudited)

                                       Three months    Three months
                                          ended           ended
                                         July 31,        July 31,
                                           2001            2000
                                       (unaudited)     (unaudited)
                                       -----------     -----------

REVENUES                               $               $

GENERAL AND ADMINISTRATIVE EXPENSES             45             593
                                        ----------      ----------

   LOSS BEFORE INCOME TAX PROVISION            (45)           (593)

PROVISION FOR INCOME TAXES
                                        ----------      ----------
   NET LOSS                            $       (45)    $      (593)
                                        ==========      ==========


LOSS PER COMMON SHARE:
   Basic and diluted                   $   (0.0001)    $   (0.0007)
                                        ==========      ==========

   Weighted average number of common
     shares outstanding                    825,000         795,000
                                        ==========      ==========






The accompanying notes are an integral part of these financial statements.

                            BF ACQUISITION GROUP I, INC
                           (A development stage company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY



                                                      Additional                       Total
                                   Common Stock        Paid-In                      Stockholders'
                                 Shares      Amount     Capital        Deficit         Equity
                                ---------   --------  -----------    ----------     -------------

Balance, April 30, 2001           825,000   $    825  $     5,116    $   (8,327)    $     (2,386)
                                =========   ========  ===========    ==========     ============
Net loss for the three months
  ended July 31, 2001                                                       (45)            (45)
                                ---------   --------  -----------    ----------     ------------
Balance, July 31,  2001           825,000   $    825  $     5,116    $   (8,372)    $    (2,431)
                                =========   ========  ===========    ==========     ============









The accompanying notes are an integral part of these financial statements.

                         BF ACQUISITION GROUP I, INC
                           STATEMENT OF CASH FLOWS



                                                  Three months    Three months
                                                      ended           ended
                                                     July 31,       July 31,
                                                      2001            2000
                                                  (unaudited)      (unaudited)
                                                  -----------      -----------

Cash flows from operating activities:

  Net loss                                        $      (45)      $     (593)

    Common stock issued for services

    Changes in liabilities:

       Increase in accrued expenses                        0                0
                                                  ----------       ----------


    Net cash used in operating activities                (45)            (593)
                                                  ----------       ----------

Net (decrease) increase in cash & cash equivalents       (45)            (593)

Cash & cash equivalents, beginning of period              45            1,082
                                                  ----------       ----------

Cash & cash equivalents, end of period            $        0       $      489
                                                  ==========       ==========






The accompanying notes are an integral part of these financial statements.

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Interim Period Ended July 31, 2001

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

General
-------

The accompanying unaudited financial statements of BF Acquisition Group I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-
B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310(b) also require disclosure of material subsequent events and material contingencies notwithstanding disclosure in the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements and footnotes included in the Company's most recent Form 10-KSB as filed with the Securities and Exchange Commission.

Organization
------------

The Company was organized in Florida on April 15, 1999 as a "shell" company, with plans to seek business partners or acquisition candidates. However, due to capital constraints, the Company was unable to continue with its business plans, and it ultimately ceased its activities in March 2001. Through May 2003, the Company was dormant, incurring only minimal administrative expenses. During June 2003, control of the entity was obtained by present management, new capital was raised, and activities were initiated to re-establish the business. In accordance with applicable accounting standards, the Company re-entered the development stage during its fiscal quarterly period ending July 31, 2003 when control of the entity was obtained by present management. As of July 31, 2003, planned principal operations have not commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities. The Company's financial statements, beginning May 1, 2003, will present the cumulative amounts of expenses incurred since the Company re-entered the development stage.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income Taxes
------------

All deferred tax assets created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore, there is no provision or benefit for income taxes.

Earnings Per Common Share
-------------------------

The Company follows the provisions of SFAS No. 128, "Earnings Per Share", which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of the common shares outstanding during the period. Diluted EPS is the same as basic EPS for the periods presented as the Company has no common stock equivalents.

NOTE 3.  CONTINGENCY

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

Item 2.  Management's Plan of Operation.

                                 Overview

The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

The following is qualified by reference to, and should be read in conjunction with our financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation".

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

Item 3.  Controls and Procedures.

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

(a) Exhibits:

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



(b) Reports on Form 8-K

       	Not Applicable


                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BF ACQUISITION GROUP I, INC.


Registrant

By:/s/William Bosso
   -------------------------
   William Bosso, President

Dated: January 22, 2004


By:/s/William Bosso
   -------------------------
   William Bosso, President

Dated: January 22, 2004


By:/s/William Colucci
   --------------------------
   William Colucci, Treasurer

Dated: January 22, 2004