Form 10QSB
period 2001-10-31
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                               Form 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 2001
                                      ----------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ________ to _________

Commission File number 0-26843


                        BF Acquisition Group I, Inc.
   --------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                                 Florida
   --------------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)

                               65-0913582
   --------------------------------------------------------------------
                 (IRS Employer Identification No.)

            400 Hampton View Court, Alpharetta, Georgia 30004
   --------------------------------------------------------------------
               (Address of principal executive offices)

                              (770) 777-6795
   --------------------------------------------------------------------
                         (Issuer's telephone number)

   --------------------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed since last report)

                  APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                        BF ACQUISITION GROUP I, INC.

                            Form 10-QSB Index
                            October 31, 2001

                                                                       Page

Part I:  Financial Information..........................................3

      Item 1. Financial Statements......................................3

         Balance Sheet as of October 31, 2001 (Unaudited)
         And April 30, 2001.............................................4

         Statement of Operations For the Three and Six
         Months Ended October 31, 2001 and 2000
         (Unaudited)....................................................5

         Statements of Stockholder's Equity
         As of October 31, 2001
         (Unaudited)....................................................6

         Statement Of Cash Flows For the Six
         Months Ended October 31, 2001 and 2000
         (Unaudited))...................................................7

         Notes To Condensed Financial Statements for the
         Interim Period Ended October 31, 2001 (Unaudited)..............8-9

      Item 2. Management's Plan of Operation............................10

      Item 3. Controls and Procedures...................................11

Part II: Other Information..............................................11

      Item 1. Legal Proceedings.........................................11

      Item 2. Changes in Securities.....................................11

      Item 3. Defaults Upon Senior Securities...........................11

      Item 4. Submission of Matters to a Vote of Security Holders.......11

      Item 5. Other Information.........................................12

      Item 6. Exhibits and Reports on Form 8-K..........................12

Signatures..............................................................12

PART I
FINANCIAL INFORMATION


Item 1.  Financial Statements

                         BF ACQUISITION GROUP I, INC
                               BALANCE SHEET
                  AS OF OCTOBER 31, 2001 AND APRIL 30, 2001



                                                       October 31,       April 30,
                                                           2001            2001
                                                       (unaudited)
                                                       -----------     ------------

                                  ASSETS

CURRENT ASSETS: Cash and cash equivalents		$	0	$	45
                                                         ========        =========

               Total Assets                             $       0       $       45
                                                         ========        =========


                LIABILITIES AND STOCKHOLDERS' EQUITY


ACCRUED EXPENSES                                        $    2431       $     2431
                                                         ========        =========

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares
       authorized; none issued or outstanding:
     Common stock, $.001 par value; 50,000,000 shares
        authorized;825,000 shares issued
        and outstanding at October 31, 2001 and
        April 30, 2001                                        825              825
    Additional paid-in capital                              5,116            5,116
    Deficit                                                (8,372)          (8,327)

                                                         --------        ---------

       TOTAL STOCKHOLDERS' EQUITY                          (2,431)          (2,386)
                                                         --------        ---------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		$	0 	$	45
                                                         ========        =========


The accompanying notes are an integral part of these financial statements

                         BF ACQUISITION GROUP I, INC
                           STATEMENT OF OPERATIONS
                                (Unaudited)



                                        Three months   Three months   Six months     Six months
                                          ended          ended          ended          ended
                                        October 31,    October 31,    October 31,    October 31,
                                           2001            2000          2001           2000
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                        -----------    -----------    -----------    -----------

REVENUES                                $              $              $              $

GENERAL AND ADMINISTRATIVE EXPENSES               0            647             45          1,240
                                        -----------    -----------    -----------    -----------

    LOSS BEFORE INCOME TAX PROVISION              0           (647)           (45)        (1,240)


PROVISION FOR INCOME TAXES
                                        -----------    -----------    -----------    -----------

    NET LOSS                            $         0    $      (647)   $       (45)   $    (1,240)
                                        ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE:
  Basic and diluted                     $    0.0000    $   (0.0008)   $   (0.0001)   $   (0.0015)
                                        ===========    ===========    ===========    ===========


  Weighted average number of common
    shares outstanding                      825,000        805,000        825,000        805,000
                                        ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements

                        BF ACQUISITION GROUP I, INC
                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Additional                      Total
                                      Common Stock        Paid-In                    Stockholders'
                                   Shares     Amount      Capital        Deficit        Equity
                                  ---------  ---------   ----------    ----------    ------------

Balance, April 30, 2001            825,000   $     825   $    5,116    $  (8,327)    $    (2,386)
                                  =========  =========   ==========    ==========    ============
Net loss for the six months
ended October 31, 2001                                                       (45)            (45)
                                  ---------  ---------   ----------    ----------    ------------

Balance, October 31,  2001         825,000   $     825   $    5,116    $  (8,372)    $    (2,431)
                                  =========  =========   ==========    ==========    ============



The accompanying notes are an integral part of these financial statements

                         BF ACQUISITION GROUP I, INC
                          STATEMENT OF CASH FLOWS

                                                  Six months      Six months
                                                     ended           ended
                                                  October 31,     October 31,
                                                     2001            2000
                                                  (unaudited)     (unaudited)
                                                  -----------     -----------

Cash flows from operating activities:

  Net loss                                        $      (45)     $   (1,240)

    Common stock issued for services                       0               0

    Changes in liabilities:

      Increase (Decrease) in accrued expenses              0             302
                                                  -----------     -----------

    Net cash used in operating activities                (45)           (938)
                                                  -----------     -----------

Cash flows from financing activities:

  Sale of common stock                                     0             500
                                                  -----------     -----------


Net (decrease) increase in cash & cash equivalents       (45            (438)


Cash & cash equivalents, beginning of period              45           1,082
                                                  -----------     -----------

Cash & cash equivalents, end of period            $        0      $      644
                                                  ===========     ===========





The accompanying notes are an integral part of these financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Interim Period Ended October 31, 2001

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

BF ACQUISITION GROUP I, INC.

Registrant

By:/s/ William Bosso
   ------------------------
   William Bosso, President

Dated: January 22, 2004



By:/s/William Bosso
   ------------------------
   William Bosso, President

Dated: January 22, 2004


By:/s/William Colucci
   --------------------------
   William Colucci, Treasurer

Dated: January 22, 2004