Form 10QSB
period 2002-01-31
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002
                                    ----------------

[ ]  TRANSITION  REPORT  UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

Commission File number 0-26843


                  BF Acquisition Group I, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                             Florida
-----------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)

                           65-0913582
-----------------------------------------------------------------
                (IRS Employer Identification No.)

        400 Hampton View Court, Alpharetta, Georgia 30004
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (770) 777-6795
-----------------------------------------------------------------
                   (Issuer's telephone number)

-----------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                  BF ACQUISITION GROUP I, INC.

                        Form 10-QSB Index
                        January 31, 2002

                                                                      Page

Part I:  Financial Information........................................  3

         Item 1. Financial Statements.................................  3

            Balance Sheet as of January 31, 2002 (Unaudited)
            And April 30, 2001........................................  4

            Statement of Operations For the Three and Nine
            Months Ended January 31, 2002 And 2001 (Unaudited)........  5

            Statements of Stockholder's Equity
            As of January 31, 2002 (Unaudited)........................  6

            Statement Of Cash Flows For the Nine
            Months Ended January 31, 2002 And 2001 (Unaudited)........  7

            Notes To Condensed Financial Statements for the
            Interim Period Ended January 31, 2002 (Unaudited).........  8-9

         Item 2.  Management's Plan of Operation......................  10

         Item 3. Controls and Procedures..............................  11

Part II: Other Information............................................  11

          Item 1.  Legal Proceedings..................................  11

          Item 2.  Changes in Securities..............................  11

          Item 3.  Defaults Upon Senior Securities....................  11

          Item 4.  Submission of Matters to a Vote of
                   Security Holders ..................................  11

          Item 5.  Other Information..................................  12

          Item 6.  Exhibits and Reports on Form 8-K...................  12

Signatures............................................................  12

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                         BF ACQUISITION GROUP I, INC
                               BALANCE SHEET
                   AS OF JANUARY 31, 2002 AND APRIL 30, 2001



                                                       January 31,       April 30,
                                                          2002             2001
                                                       (unaudited)
                                                       -----------      -----------

                         ASSETS

CURRENT ASSETS: Cash and cash equivalents              $         0      $        45
                                                       ===========      ===========

         Total Assets                                  $         0      $        45
                                                       ===========      ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY


ACCRUED EXPENSES                                       $      2431      $      2431

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000 shares
     authorized; none issued or outstanding:
   Common stock, $.001 par value; 50,000,000 shares
     authorized;825,000 shares issued
     and outstanding at January 31, 2002 and
     April 30, 2001                                            825              825
   Additional paid-in capital                                5,116            5,116
   Deficit                                                  (8,372)          (8,327)
                                                       -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY                         (2,431)          (2,386)
                                                       -----------      -----------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $         0      $        45
                                                       ===========      ===========








The accompanying notes are an intergral part of these financial statements

                        BF ACQUISITION GROUP I, INC.
                         STATEMENT OF OPERATIONS
                		(Unaudited)

                                        Three months   Three months   Nine months    Nine months
                                           ended         ended          ended          ended
                                        January 31,    January 31,    January 31,    January 31,
                                            2002           2001          2002            2001
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                        -----------    -----------    -----------    -----------

REVENUES                                $              $              $              $

GENERAL AND ADMINISTRATIVE EXPENSES               0            928             45          2,168
                                        -----------    -----------    -----------    -----------

      LOSS BEFORE INCOME TAX PROVISION            0           (928)           (45)        (2,168)

PROVISION FOR INCOME TAXES
                                        -----------    -----------    -----------    -----------

      NET LOSS                          $         0    $      (928)   $       (45)   $    (2,168)
                                        ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
    Basic and diluted                   $    0.0000    $   (0.0011)   $   (0.0001)   $   (0.0027)
                                        ===========    ===========    ===========    ===========

    Weighted average number of common
      shares outstanding                    825,000        812,174        825,000        803,043
                                        ===========    ===========    ===========    ===========





The accompanying notes are an intergral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                      STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Additional                 Total
                                        Common Stock         Paid-In                Stockholders'
                                    Shares        Amount     Capital      Deficit       Equity
                                  ---------    ---------    ----------   ----------  -------------


Balance, April 30, 2001             825,000    $     825    $    5,116   $   (8,327) $     (2,386)
                                  =========    =========    ==========   ==========  ============
Net loss for the nine months
ended January 31, 2002                                                          (45)          (45)

                                  ---------    ---------    ----------   ----------  ------------
Balance, January 31, 2002           825,000    $     825    $    5,116   $   (8,372) $     (2,431)
                                  =========    =========    ==========   ==========  ============







The accompanying notes are an intergral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                           STATEMENT OF CASH FLOWS

                                                        Nine months      Nine months
                                                           ended            ended
                                                        January 31,      January 31,
                                                           2002             2001
                                                        (unaudited)      (unaudited)
                                                       -------------    -------------

Cash flows from operating activities:

   Net loss                                             $      (45)      $   (2,168)

      Common stock issued for services                           0                0

      Changes in liabilities:

         Increase (Decrease) in accrued expenses                 0              425
                                                        ----------       ----------
      Net cash used in operating activities                    (45)          (1,743)
                                                        ----------       ----------

Cash flows from financing activities:

   Sale of common stock                                          0            1,000
                                                        ----------       ----------
Net (decrease) increase in cash & cash equivalents             (45)            (743)

Cash & cash equivalents, beginning of period                    45            1,082
                                                        ----------       ----------
Cash & cash equivalents, end of period                  $        0       $      339
                                                        ==========       ==========







The accompanying notes are an intergral part of these financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Interim Period Ended January 31, 2002

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

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ACQUISITION GROUP I, INC.


Registrant

By:/s/William Bosso
   -----------------------------
      William Bosso, President

Dated: January 22, 2004


By:/s/William Bosso
   -----------------------------
      William Bosso, President

Dated: January 22, 2004


By:/s/William Colucci
   -----------------------------
      William Colucci, Treasurer

Dated: January 22, 2004