Form 10KSB
period 2002-04-30
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year..................$0.00

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

         (d) Securities Authorized For Issuance Under Equity Compensation Plans.

         Not applicable.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this report, the Company made no sales of unregistered securities.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Identity of directors and executive officers during the period covered by this report.

Name                   Age      Position                   Term/Period Served
----                   ---      --------                   ------------------
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

         COMPENSATION OF DIRECTORS

         During the fiscal year ending April 30, 2002, no director received any type of compensation from our Company for serving as such.

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
2501 Turk Boulevard
San Francisco, California 94118
----------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2002, the end of the fiscal year covered by this report.

         The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                       Amount and Nature            Percent
of Beneficial Owner                 of Beneficial Ownership        of Class(1)
-------------------                 -----------------------        -----------
William R. Colucci                         300,000                    36.36%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person).                     300,000                    36.36%
----------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2002, the end of the fiscal year covered by this report.

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

         32.2     Certification of the Treasurer of BF Acquisition Group I, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K.

         We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. The aggregate fees billed for the fiscal years ended April 30, 2002 and April 30, 2001 for professional services rendered by Ahearn, Jasco + Company, P.A. ("AHEARN") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $2,500, and $1,700, respectively.

         Audit-Related Fees. There were no fees billed for the fiscal years ended April 30, 2002 and April 30, 2001 for assurance and related services by Ahearn that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

         Tax Fees. The aggregate fees billed for the fiscal years ended April 30, 2002 and April 30, 2001 for tax compliance, tax advice, or tax planning were $250, and $250, respectively.

         All Other Fees. No fees were billed for the fiscal years ended April 30, 2002 and April 30, 2001 for products and services provided by Ahearn, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

         Audit Committee Pre-Approval Policies. The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Ahearn. All services performed by Ahearn that are described above were pre-approved by the Company's standing audit committee, as well as the 10-QSB reviews for the year ended April 30, 2002. None of the hours expended on Ahearn's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2002 and April 30, 2001 were attributed to work performed by persons other than Ahearn's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Bosso
    ----------------------------
        William Bosso, President

Dated: January 22, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Bosso
    ----------------------------
        William Bosso, President,
        director

Dated: January 22, 2004


By: /s/ William Colucci
    -------------------------------
        William Colucci, Treasurer,
        director

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


By: /s/ J.P. Baron, II
    ----------------------------
        J.P. Baron, II, director

Dated: January 22, 2004

                                   APPENDIX A
                              FINANCIAL STATEMENTS.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:


CONTENTS

PAGE F-1         INDEPENDENT AUDITORS' REPORT

PAGE F-2         BALANCE SHEETS AS OF APRIL 30, 2002 AND 2001

PAGE F-3         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2002
                 AND 2001

PAGE F-4 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

PAGE  F-5        STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30, 2002 AND 2001

PAGES F-6 - F-10 NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                 APRIL 30, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
BF Acquisition Group I, Inc.

We have audited the accompanying balance sheets of BF Acquisition Group I, Inc. (the "Company") as of April 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
October 16, 2003

                           BF ACQUISITION GROUP I, INC
                                 BALANCE SHEETS
                          AS OF APRIL 30, 2002 AND 2001

                                                        2002            2001
                                                       -------         -------
                  ASSETS

CURRENT ASSET - Cash and cash equivalents              $     0         $    45
                                                       =======         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED EXPENSES                                       $ 2,431         $ 2,431
                                                       -------         -------

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
    authorized; none issued or outstanding:                  0               0
    Common stock, $.001 par value; 50,000,000
    authorized; shares issued and outstanding:
    825,000 in 2002 and 825,000 in 2001                    825             825
    Additional paid-in capital                           5,116           5,116
    Deficit                                             (8,372)         (8,327)
                                                       -------         -------

       TOTAL STOCKHOLDERS' EQUITY                       (2,431)         (2,386)
                                                       -------         -------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $     0         $    45
                                                       =======         =======





See notes to financial statements

                           BF ACQUISITION GROUP I, INC
                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED APRIL 30, 2002 AND APRIL 30, 2001

                                                    2002           2001
                                                  ---------     ---------

REVENUE                                           $             $

GENERAL AND ADMINISTRATIVE EXPENSES                      45         4,318
                                                  ---------     ---------

          LOSS BEFORE INCOME TAX PROVISION              (45)       (4,318)
                                                  ---------     ---------

PROVISION FOR INCOME TAXES

          NET LOSS                                $     (45)    $  (4,318)
                                                  =========     =========

LOSS PER COMMON SHARE:
     Basic and diluted                            $ (0.0001)    $ (0.0053)
                                                  =========     =========

    Weighted average common shares outstanding      825,000       809,167
                                                  =========     =========


See notes to financial statements

                           BF ACQUISITION GROUP I, INC
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

                               Common    Additional
                             Stock, at    Paid-In
                             par value    Capital      Deficit       Total
                             ---------   ----------    -------      -------
STOCKHOLDERS' EQUITY,
April 30, 2000                 $795          $3,646      $(4,009)     $   432

Sale of 30,000 shares of
common stock                     30           1,470                     1,500

Net loss for the
fiscal year ended
April 30, 2001                                            (4,318)      (4,318)
                               ----          ------      -------      -------

STOCKHOLDERS' EQUITY,
April 30, 2001                  825           5,116       (8,327)      (2,386)

Net loss for the
fiscal year ended
April 30, 2002                                               (45)         (45)
                               ----          ------      -------      -------

STOCKHOLDERS' EQUITY,
April 30, 2002                 $825          $5,116      $(8,372)     $(2,431)
                               ====          ======      =======      =======



See notes to financial statements

                           BF ACQUISITION GROUP I, INC
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

                                                       2002        2001
                                                     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                         $   (45)    $(4,318)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Common stock issued for services                                 0
      Changes in liabilities:
            Increase in accrued expenses                   0       1,781
                                                     -------     -------

      NET CASH USED IN OPERATING ACTIVITIES              (45)     (2,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock               0       1,500
                                                     -------     -------

     NET INCREASE IN CASH & CASH EQUIVALENTS             (45)     (1,037)

CASH & CASH EQUIVALENTS, beginning of year                45       1,082
                                                     -------     -------

CASH & CASH EQUIVALENTS, end of year                 $     0     $    45
                                                     =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest                         $     0     $     0
                                                     =======     =======

      Cash paid for income taxes                     $     0     $     0
                                                     =======     =======


See notes to financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Years Ended April 30, 2002 and 2001

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

RECENT ACCOUNTING STANDARDS
---------------------------
In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 13 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company adopted SFAS No. 133 effective for the year ending April 30, 2002. The impact of adopting SFAS No. 133 did not have any impact on the Company's financial position or results of operations when such statement is adopted.

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

NOTE 3 - LOSS PER COMMON SHARE
------------------------------

For the fiscal years ended April 30, 2002 and April 30, 2001, basic and diluted weighted average common shares include only common shares outstanding since there were no common share equivalents.

A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is follows:

                                                          2002          2001
                                                        -------        -------
         Common shares outstanding at April 30th        825,000        825,000
         Effect of weighting                                 (0)       (15,833)
                                                        -------        -------

         Weighted average common shares outstanding     825,000        809,167
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