Form 10QSB
period 2002-07-31
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission

                          Washington, DC 20549

                               Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2002
                                   -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

Commission File number 0-26843


                        BF Acquisition Group I, Inc.
    ------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                                  Florida
    ------------------------------------------------------------------
      (State or other jurisdiction of incorporation or organization)

                                 65-0913582
    ------------------------------------------------------------------
                      (IRS Employer Identification No.)

             400 Hampton View Court, Alpharetta, Georgia 30004
    ------------------------------------------------------------------
                 (Address of principal executive offices)

                                (770) 777-6795
    ------------------------------------------------------------------
                         (Issuer's telephone number)

    ------------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                        BF ACQUISITION GROUP I, INC.

                             Form 10-QSB Index
                               July 31, 2002

                                                                        Page

Part I: Financial Information..........................................  3

    Item 1. Financial Statements.......................................  3

            Balance Sheet as of July 31, 2002 (Unaudited)
            And April 30, 2002.........................................  4

            Statement of Operations For the Three
            Months Ended July 31, 2002 And 2001 (Unaudited)............  5

            Statements of Stockholder's Equity
            As of July 31, 2002 (Unaudited)............................  6

            Statement Of Cash Flows For the Three
            Months Ended July 31, 2002 And 2001 (Unaudited)............  7

            Notes To Condensed Financial Statements for the
            Interim Period Ended July 31, 2002 (Unaudited).............  8-9

    Item 2. Management's Plan of Operation.............................  10

    Item 3. Controls and Procedures....................................  11

Part II:   Other Information...........................................  11

    Item 1. Legal Proceedings..........................................  11

    Item 2. Changes in Securities......................................  11

    Item 3. Defaults Upon Senior Securities............................  11

    Item 4. Submission of Matters to a Vote of Security Holders........  11

    Item 5. Other Information..........................................  12

    Item 6. Exhibits and Reports on Form 8-K...........................  12

Signatures.............................................................  12

PART I
FINANCIAL INFORMATION


Item 1.  Financial Statements

                        BF ACQUISITION GROUP I, INC
                             BALANCE SHEET
                     AS OF JULY 31, 2002 AND APRIL 30,


                                                       July 31,         April 30,
                                                         2002             2002
                                                      (unaudited)
                                                      -----------      -----------
                         ASSETS

CURRENT ASSETS: Cash and cash equivalents             $        0       $        0
                                                      ===========      ===========


               Total Assets                           $        0       $        0
                                                      ===========      ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED EXPENSES                                      $    2,431       $    2,431


STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding:
  Common stock, $.001 par value; 50,000,000 shares
     authorized;825,000 shares issued
     and outstanding at July 31, 2002 and
     April 30, 2002                                          825              825
  Additional paid-in capital                               5,116            5,116
  Deficit                                                 (8,372)          (8,372)
                                                      -----------      -----------

    TOTAL STOCKHOLDERS' EQUITY                            (2,431)          (2,431)
                                                      -----------      -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $        0       $        0
                                                      ===========      ===========





The accompanying notes are an integral part of these financial statements

                         BF ACQUISITION GROUP I, INC
                          STATEMENT OF OPERATIONS
                               (Unaudited)

                                           Three months    Three months
                                             ended            ended
                                            July 31,         July 31,
                                              2002             2001
                                           (unaudited)     (unaudited)
                                           -----------     -----------

REVENUES                                   $               $

GENERAL AND ADMINISTRATIVE EXPENSES                  0              45
                                           -----------     -----------

      LOSS BEFORE INCOME TAX PROVISION               0             (45)

PROVISION FOR INCOME TAXES
                                           -----------     -----------

      NET LOSS                             $         0     $       (45)
                                           ===========     ===========

LOSS PER COMMON SHARE:
    Basic and diluted                      $    0.0000     $   (0.0001)
                                           ===========     ===========

    Weighted average number of common
      shares outstanding                       825,000         825,000
                                           ===========     ===========




The accompanying notes are an integral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                      STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Additional                    Total
                                    Common Stock          Paid-In                  Stockholders'
                                 Shares      Amount       Capital      Deficit        Equity
                               ---------    --------    ----------    ---------    -------------

Balance, April 30, 2002          825,000    $    825    $    5,116    $  (8,372)   $      (2,431)
                               =========    ========    ==========    =========    =============

Net loss for the three months
   ended July 31, 2002                                                        0                0


                               ---------    --------    ----------    ---------    -------------
Balance, July 31, 2002           825,000    $    825    $    5,116    $  (8,372)   $      (2,431)

                               =========    ========    ==========    =========    =============



The accompanying notes are an integral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                           STATEMENT OF CASH FLOWS


                                                   Three months    Three months
                                                      ended           ended
                                                     July 31,        July 31,
                                                       2002            2001
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:

   Net loss                                        $         0     $       (45)

     Changes in liabilities:
        Increase (Decrease) in accrued expenses              0               0
                                                   -----------     -----------
     Net cash used in operating activities                   0             (45)
                                                   -----------     -----------

Cash flows from financing activities:
   Sale of common stock                                      0             (45)


Net (decrease) increase in cash & cash equivalents           0             (45)

Cash & cash equivalents, beginning of period                 0              45
                                                   -----------     -----------
Cash & cash equivalents, end of period             $         0     $         0
                                                   ===========     ===========




The accompanying notes are an integral part of these financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Interim Period Ended July 31, 2002

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

General
-------

The accompanying unaudited financial statements of BF Acquisition Group I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310(b) also require disclosure of material subsequent events and material contingencies notwithstanding disclosure in the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure.

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

BF ACQUISITION GROUP I, INC.


Registrant

By:/s/William Bosso
   ------------------------
   William Bosso, President

Dated: January 22, 2004

By:/s/William Bosso
   ------------------------
   William Bosso, President

Dated: January 22, 2004

By:/s/William Colucci
   --------------------------
   William Colucci, Treasurer

Dated: January 22, 2004