Form 10QSB
period 2002-10-31
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission

                           Washington, DC 20549

                                Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended October 31, 2002
                                     ----------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from ________ to _________

Commission File number 0-26843

                         BF Acquisition Group I, Inc.
    -----------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                                    Florida
    -----------------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                   65-0913582
    -----------------------------------------------------------------------
                     (IRS Employer Identification No.)

             400 Hampton View Court, Alpharetta, Georgia 30004
    -----------------------------------------------------------------------
                 (Address of principal executive offices)

                               (770) 777-6795
    -----------------------------------------------------------------------
                        (Issuer's telephone number)

    -----------------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report)

                    APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                        BF ACQUISITION GROUP I, INC.

                             Form 10-QSB Index
                              October 31, 2002

                                                                     Page

Part I: Financial Information..........................................3

    Item 1. Financial Statements.......................................3

            Balance Sheet as of October 31, 2002 (Unaudited)
            And April 30, 2002.........................................4

            Statement of Operations For the Three and Six
            Months Ended October 31, 2002 and 2001 (Unaudited).........5

            Statements of Stockholder's Equity
            As of October 31, 2002 (Unaudited).........................6

            Statement Of Cash Flows For the Six
            Months Ended October 31, 2002 and 2001  (Unaudited)).......7

            Notes To Condensed Financial Statements for the
            Interim Period Ended October 31, 2002 (Unaudited)..........8-9

    Item 2. Management's Plan of Operation.............................10

    Item 3. Controls and Procedures....................................11

Part II:   Other Information...........................................11

    Item 1. Legal Proceedings..........................................11

    Item 2. Changes in Securities......................................11

    Item 3. Defaults Upon Senior Securities............................11

    Item 4. Submission of Matters to a Vote of Security Holders........11

    Item 5. Other Information..........................................12

    Item 6. Exhibits and Reports on Form 8-K...........................12

Signatures.............................................................12

                                   PART I
                           FINANCIAL INFORMATION


Item 1.  Financial Statements

                         BF ACQUISITION GROUP I, INC
                                BALANCE SHEET
                  AS OF OCTOBER 31, 2002 AND APRIL 30, 2002



                                                        October 31,      April 30,
                                                           2002            2002
                                                        (unaudited)
                                                        -----------     -----------
                           ASSETS

CURRENT ASSETS: Cash and cash equivalents                $        0      $        0
                                                          =========       =========

        Total Assets                                     $        0      $        0
                                                          =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED EXPENSES                                         $    2,431      $    2,431

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares
       authorized; none issued or outstanding:
     Common stock, $.001 par value; 50,000,000 shares
        authorized;825,000 shares issued
        and outstanding at October 31, 2002 and
        April 30, 2002                                          825             825
    Additional paid-in capital                                5,116           5,116
    Deficit                                                  (8,372)         (8,372)
                                                          ---------       ---------

       TOTAL STOCKHOLDERS' EQUITY                            (2,431)         (2,431)
                                                          ---------       ---------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $        0      $        0
                                                          =========       =========



The accompanying notes are an integral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                         Three months     Three months   Six months      Six months
                                            ended           ended           ended           ended
                                         October 31,     October 31,     October 31,     October 31,
                                            2002            2001            2002            2001
                                         (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                         -----------     -----------     -----------     -----------

REVENUES                                 $               $               $               $

GENERAL AND ADMINISTRATIVE EXPENSES                0               0               0              45
                                          ----------      ----------      ----------      ----------

    LOSS BEFORE INCOME TAX PROVISION               0               0               0             (45)

PROVISION FOR INCOME TAXES
                                          ----------      ----------      ----------      ----------

    NET LOSS                             $         0      $        0      $        0      $      (45)
                                          ==========      ==========      ==========      ==========

LOSS PER COMMON SHARE:
  Basic and diluted                      $    0.0000      $   0.0000      $   0.0000      $  (0.0001)
                                          ==========      ==========      ==========      ==========
  Weighted average number of common

    shares outstanding                       825,000         825,000         825,000         825,000
                                          ==========      ==========      ==========      ==========


The accompanying notes are an integral part of these financial statements

                         BF ACQUISITION GROUP I, INC
                     STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               Additional                      Total
                                           Common Stock          Paid-In                    Stockholders'
                                        Shares     Amount        Capital       Deficit         Equity
                                       --------   --------     ----------     ---------     -------------

Balance, April 30, 2002                825,000    $    825     $   5,116      $  (8,372)    $      (2,431)
                                       ========   ========     ==========     =========     =============

Net loss for the six months
  ended October 31, 2002                                                              0                 0
                                       --------   --------     ----------     ---------     -------------
Balance, October 31, 2002              825,000    $    825     $   5,116      $  (8,372)    $      (2,431)
                                       ========   ========     ==========     =========     =============



The accompanying notes are an integral part of these financial statements

                         BF ACQUISITION GROUP I, INC
                          STATEMENT OF CASH FLOWS


                                                     Six months      Six months
                                                       ended          ended
                                                     October 31,     October 31,
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
                                                     ===========     ===========



The accompanying notes are an integral part of these financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Interim Period Ended October 31, 2002

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

BF ACQUISITION GROUP I, INC.


Registrant

By:/s/ William Bosso
  --------------------------
  William Bosso, President

Dated: January 22, 2004



By:/s/ William Bosso
   -------------------------
   William Bosso, President

Dated: January 22, 2004



By:/s/ William Colucci
   --------------------------
   William Colucci, Treasurer

Dated: January 22, 2004