Form 10QSB
period 2003-01-31
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission

                             Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2003
                                   ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

Commission File number 0-26843

                      BF Acquisition Group I, Inc.
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                              Florida
----------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                             65-0913582
----------------------------------------------------------------------
                (IRS Employer Identification No.)

           400 Hampton View Court, Alpharetta, Georgia 30004
----------------------------------------------------------------------
              (Address of principal executive offices)

                           (770) 777-6795
----------------------------------------------------------------------
                     (Issuer's telephone number)

----------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

                 APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2004, there were approximately 2,275,000 shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                        BF ACQUISITION GROUP I, INC.

                            Form 10-QSB Index
                             January 31, 2003

                                                                     Page

Part I: Financial Information.........................................3

    Item 1. Financial Statements......................................3

            Balance Sheet as of January 31, 2003 (Unaudited)
            And April 30, 2002........................................4

            Statement of Operations For the Three and Nine
            Months Ended January 31, 2003 And 2002 (Unaudited)........5

            Statements of Stockholder's Equity
            As of January 31, 2003 (Unaudited)........................6

            Statement Of Cash Flows For the Nine
            Months Ended January 31, 2003 And 2002 (Unaudited)).......7

            Notes To Condensed Financial Statements for the
            Interim Period Ended January 31, 2003 (Unaudited).........8-9

    Item 2. Management's Plan of Operation............................10

    Item 3. Controls and Procedures...................................11

Part II: Other Information............................................11

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

    Item 3. Defaults Upon Senior Securities...........................11

    Item 4. Submission of Matters to a Vote of Security Holders.......11

    Item 5. Other Information.........................................12

    Item 6. Exhibits and Reports on Form 8-K..........................12

Signatures............................................................12

                                   PART I
                           FINANCIAL INFORMATION


Item 1.  Financial Statements

                          BF ACQUISITION GROUP I, INC
                                 BALANCE SHEET
                  AS OF JANUARY 31, 2003 AND APRIL 30, 2002

                                                     January 31,      April 30,
                                                        2003            2002
                                                     (unaudited)
                                                     -----------     -----------

                        ASSETS

CURRENT ASSETS: Cash and cash equivalents            $         0     $         0
                                                     ===========     ===========

      Total Assets                                   $         0     $         0
                                                     ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED EXPENSES                                     $     3,387     $     2,431

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding:
  Common stock, $.001 par value; 50,000,000 shares
     authorized;825,000 shares issued
     and outstanding at January 31, 2003 and
     April 30, 2002                                           825             825
  Additional paid-in capital                                5,116           5,116
  Deficit                                                  (9,328)         (8,372)
                                                     ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                            (3,387)         (2,431)
                                                     ------------    ------------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $          0    $          0
                                                     ============    ============





The accompanying notes are an intergral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                           STATEMENT OF OPERATIONS
                               (Unaudited)

                                         Three months   Three months   Nine months    Nine months
                                            ended          ended         ended          ended
                                         January 31,    January 31,    January 31,    January 31,
                                            2003            2002           2003          2002
                                         (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                         -----------    -----------    -----------    -----------

REVENUES                                 $              $              $              $

GENERAL AND ADMINISTRATIVE EXPENSES              956              0            956             45
                                         -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAX PROVISION                (956)             0           (956)           (45)

PROVISION FOR INCOME TAXES
                                         -----------    -----------    -----------    -----------

    NET LOSS                             $      (956)   $         0    $      (956)   $       (45)
                                         ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
  Basic and diluted                      $   (0.0012)   $    0.0000    $   (0.0012)   $   (0.0001)
                                         ===========    ===========    ===========    ===========

  Weighted average number of common
    shares outstanding                       825,000        825,000        825,000        825,000
                                         ===========    ===========    ===========    ===========




The accompanying notes are an intergral part of these financial statements

                        BF ACQUISITION GROUP I, INC
                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          Additional                    Total
                                      Common Stock         Paid-In                  Stockholders'
                                  Shares      Amount       Capital       Deficit       Equity
                                 --------    --------    -----------    ---------    ------------
Balance, April 30, 2002           825,000    $    825    $     5,116    $  (8,372)   $    (2,431)
                                 ========    ========    ===========    =========    ===========

Net loss for the nine months
ended January 31, 2003                                                       (956)          (956)
                                 --------    --------    -----------    ---------    -----------
Balance, January 31, 2003         825,000    $    825    $     5,116    $  (9,328)   $    (3,387)
                                 ========    ========    ===========    =========    ===========



The accompanying notes are an intergral part of these financial statements

                          BF ACQUISITION GROUP I, INC
                           STATEMENT OF CASH FLOWS


                                                   Nine months     Nine months
                                                     ended            ended
                                                   January 31,     January 31,
                                                      2003            2002
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------

Cash flows from operating activities:
  Net loss                                         $      (956)    $       (45)
    Common stock issued for services                         0               0
    Changes in liabilities:
       Increase (Decrease) in accrued expenses             956               0
                                                   -----------     -----------

    Net cash used in operating activities                    0             (45)
                                                   -----------     -----------

Net (decrease) increase in cash & cash equivalents           0             (45)

Cash & cash equivalents, beginning of period                 0              45
                                                   -----------     -----------
Cash & cash equivalents, end of period             $         0     $         0
                                                   ===========     ===========



The accompanying notes are an intergral part of these financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Interim Period Ended January 31, 2003

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