Form 10KSB
period 2003-04-30
BF ACQUISITION GROUP I INC
filed 2004-01-28
CIK 1089773

U.S. Securities and Exchange Commission
                          Washington D.C.  20549

                               FORM 10-KSB

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended April 30, 2003
                                    --------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                      Commission file Number 0-26843

                       BF Acquisition Group I, Inc.
            ----------------------------------------------
            (Name of small business issuer in its charter)


          Florida                                         65-0913582
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

400 Hampton View Court, Alpharetta, Georgia                   30004
-------------------------------------------                ----------
 (Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number)  (770) 777-6795
                           --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                  Name of exchange on which registered
-------------------                  ------------------------------------
    None                                             None

Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock, $0.001 Par Value
                    ------------------------------
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x ]

State issuer's revenues for its most recent fiscal year........ $ 0.00

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

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date..............

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

During June 2003, we brought in present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time present management raised additional capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940, as amended (the "1940 Act"). As of the date hereof, we have not yet registered as a BDC.

A BDC is considered to be a closed-end, non-diversified investment company as those terms are defined in the 1940 Act. Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. A BDC must be operated for the purpose of making investments in securities of the types required by the 1940 Act, which types include certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies.

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

As a BDC, we expect to substantially adopt the following fundamental investment policies:

1. We will at all times operate within the limits and restrictions imposed upon a BDC by the 1940 Act and the rules and regulations thereunder. Accordingly, we will make available significant managerial assistance to the portfolio company issuers that we invest in. We will offer significant guidance and counsel concerning the management, operations, or business objectives and policies of any portfolio company that we invest in. We may promote, organize, manage, exercise a controlling influence, aid or assist, financially or otherwise, individually or as part of a group, any portfolio company that we invest in. We reserve the right to engage in any activities permitted to BDC's.

2. We may borrow money from banks, insurance companies and other institutional investors on an unsecured basis, issue senior debt securities and guarantee debts of portfolio companies when and as, in the opinion of our board of directors, such action will serve the best interests of our Company and may make any other utilization of its assets or expertise on behalf of portfolio companies. Such securities may be in series, with such interest rates and sinking or purchase funds and other terms and provisions, including conversion rights and conversion prices, as may be deemed advisable by our board of directors. Borrowings and issuance of senior debt securities by our Company will be subject to the limitations of the 1940 Act and rules and regulations thereunder. Borrowings and senior debt securities of our Company will be limited to amounts which will have an asset coverage of at least 200%, or such percentage as is required by law, rule or regulation.

3.   We will not purchase securities on margin or make short sales.

4. We will not engage in underwriting securities of issuers other than our portfolio companies and only as and to the extent permitted by law. Where portfolio companies are in need of further financing, we may, to facilitate such financing, assist, participate in, or affect a sale or other distribution of securities. In engaging in such activities, the Company may be deemed to be an underwriter within the meaning of the Securities Act of 1933 ("33 Act"). In no event will more than 25% of the value of the Company's assets be committed at any given time to the underwriting of additional securities of the portfolio companies being offered to the public.

5. We intend to invest our assets principally in eligible portfolio companies, which, in the opinion of management, demonstrate the potential for long-term capital growth, including start-up and development-stage companies. We may also organize and provide management for and provide most or all of the capital to portfolio companies. We may assist any portfolio company to originate one or more lines of business. We may also assist portfolio companies to seek businesses or business interests to acquire, whether by merger, stock exchange, cash investment, exchange of assets or otherwise.

6. We expect to distribute securities of selected portfolio companies to shareholders of the Company pursuant to registration under the 33 Act. Such distribution will broaden the shareholder base of portfolio companies and potentially create a public market for the securities of the portfolio companies.

7. We do not expect to purchase or sell real estate, except (i) in connection with the orderly liquidation of an existing investment, (ii) in connection with an investment in the securities of a portfolio company or other business concern, or
     (iii) possibly for the purpose of providing office space and perhaps rental space for the Company or one or more portfolio companies.

8. We do not expect to purchase or sell commodities or commodity contracts, except where necessary to hedge risk or otherwise protect an investment previously made in the regular course of business.

9. We may make loans to businesses and it is expected that some form of equity position, or the rights to acquire an equity position in the business will usually accompany such loans. We may also acquire an equity interest in businesses we deem to represent good investments.

As a BDC, we expect to substantially adopt the following non-fundamental investment policies:

1. Our primary objective will be investment for capital appreciation. Our investments will ordinarily consist primarily of common stocks and securities convertible into or exchangeable for common stocks or debt securities accompanied by stock purchase warrants, options or similar rights. In addition, as noted above, we may to a lesser extent purchase and sell real estate, purchase and sell commodities or commodity contracts, and make loans to other persons. Funds not required for current operations may be used for the purchase of investment grade debt securities or preferred stocks, U.S. Government securities, high-grade commercial paper, certificates of deposit, and other short term investment media affording relative safety and liquidity, or may be held in cash, all without limitations.

2. We will not limit the percentage of voting securities of any business concern we may acquire, and in some instances, we may acquire a majority stock position in such business concerns.

3. We do not expect to make investments in concerns other than portfolio companies for the purpose of exercising control; however, in some instances we may participate in or control the management of a business concern that we invested in. We may be represented on the boards of directors of some of the business concerns we finance, and to this extent, we will participate in management decisions of such concerns.

4. We will not make investments in securities of other investment companies, except of wholly or majority-owned subsidiaries or other companies of which we are affiliates.

5. We will acquire our portfolio securities primarily for investment and not for trading purposes. We anticipate that most portfolio securities will be restricted as to resale, and for this reason, along with the nature of our Company's business of making investments in unseasoned business concerns, the turn-over rate of securities in our portfolio may be low. We may, however, dispose of portfolio securities without limitation if our management determines such action to be in our Company's best interests. If we are deemed to be an underwriter with respect to such securities, we may be required to register them under the 33 Act.

6. We may at any time voluntarily withdraw our election of BDC status if such action is, in the opinion of our board of directors, in the best interest of the shareholders. The 1940 Act requires that such withdrawal of BDC status must be authorized by the vote of a majority of the outstanding voting securities of our Company.

                           Our Facilities

Our executive and business offices are located at 400 Hampton
View Court, Alpharetta, Georgia 30004. We believe this office space is adequate to serve our present needs.


                            Our Employees

During the period covered by this report, we had one part time employee, William Bosso, who serves as our president.


           Government Regulations That Affect Our Business

During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects. Once we make the election to become a BDC, we will be subject to the Investment Company Act of 1940, as amended (the "1940 Act").


                             Competition

We expect to encounter competition from other entities and individuals having similar investment objectives. Primary competition for desirable investments comes from investment partnerships, venture capital affiliates of large industrial and financial companies, investment companies and wealthy individuals. Some of the competing entities and individuals have investment managers or advisers with greater experience, resources and managerial capabilities than we have and may therefore be in a stronger position than our Company to obtain access to attractive investments. To the extent that our Company can compete for such investments, it may not be able to do so on terms as favorable as those obtained by larger, more established investors.


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

     (b)   Holders

During the period covered by this report, approximately 17 holders of record held our Common Stock. As of the date this report is filed, approximately 17 holders of record hold our Common Stock.

     (c)   Dividends

No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

     (d)   Securities Authorized For Issuance Under Equity
           Compensation Plans.

Not applicable.


Recent Sales of Unregistered Securities

In April 2003, the Company issued 1,450,000 shares of unregistered Common Stock to 2 Company directors and 1 Company officer and director in exchange for their services for serving as such, which totals $1,450, or $0.001 per share. These persons were the only offerees in connection with this transaction. The Company relied on
Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

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

During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time present management raised capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940, as amended (the "1940 Act"). As of the date hereof, we have not yet registered as a BDC. As a BDC, we expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. We also intend to invest in the commercial real estate market. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants. To date, our planned principal BDC operations have not yet commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

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


                              PART III

Item 9.   Directors, Executive Officers, Promoters And Control
          Persons; Compliance With Section 16(A) Of The Exchange Act.

(a) Identity of directors and executive officers during the period covered by this report.

Name                            Age         Position                Term/Period Served
----                            ---         --------                ------------------

William J. Bosso,               54          Director, President,    1yr./April 2003

William R. Colucci              65          Director, Treasurer,    1yr./since inception
                                            Secretary

John W. Benton, III             52          Director                1yr./April 2003

J.P. Baron, II                  43          Director                1yr./April 2003

(b) Business experience of directors and executive officers during the period covered by this report.

Mr. Bosso has served as a director and president of the Company since April 2003. Mr. Bosso has served as a consultant to privately and publicly held corporations for the past 12 years. From 1992-1993, he served as Vice President of OCG Technologies, Inc. a medical appliance, healthcare software and medical billing company, and from 1994-1997, he served as President and CEO of Affinity Entertainment, Inc., a television and movie company. Prior to that Mr. Bosso was an account executive with Paine Webber. Bosso has been a consultant to businesses in the Telecommunications, Insurance, Airline, Medical, Entertainment, Stock Transfer, Financial Communications, Restaurant and Golf Equipment industries. Mr. Bosso brings 15+ years experience in the public markets with him, including numerous contacts in all aspects of running a publicly held business. He has assisted in bringing companies public, through forward mergers, reverse mergers and acquisitions. He has provided financing personally, and through traditional means of private equity investment. Mr. Bosso also has extensive experience in financial public relations, with access to a vast number of public relations and financial communications firms.

Mr. Colucci has served as a director, secretary and treasurer of the Company since its inception in April 1999. Mr. Colucci is the former president of the Company. Mr. Colucci is also presently a private business consultant who provides investment banking and business consulting services. Additionally, Mr. Colucci is an officer and director of Harbor Town Holding Group, Inc., BF Acquisition Group II, Inc., BF Acquisition Group III, Inc., BF Acquisition Group IV, Inc., BF Acquisition Group V, Inc. From September 1997 to December 1999, Mr. Colucci served as a director of Net Lnnx, Inc., a publicly traded corporation, which, in March 1999, reorganized with PrintOnTheNet.Com, Inc. a company that provided printing services on the Internet via e-commerce. Prior to this reorganization, Net Lnnx, Inc. served as a "shell" corporation. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded corporation traded in the over-the-counter trading market. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly traded, billion dollar a year, chemical and paint manufacturing division of United Technologies, Inc., which is traded on the New York Stock Exchange, and Butcher & Sherrerd, a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr Colucci received his Bachelor of

Science Degree in Economics from St. Joseph's University in
Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

Mr. Benton has served as a director of the Company since April
2003. He also presently serves as a Vice President of Hatfield Philips and as a Section 42 Team leader responsible for all aspects of team direction and loan and property workouts and investor communication. Mr. Benton joined Hatfield Philips (a Special Services of Lehman Brothers Principal Transaction Group Debt and Equity Commercial Real Estate Portfolio's) as a Senior Asset Manager, in the Special Servicing and Workout Group, managing a performing and non-performing portfolio of multifamily, office, retail and golf course loans around the country. Mr. Benton has over 20 years of in depth multifamily and commercial real estate experience as both a developer of historic tax credit properties and as a property, loan and business workout specialist. Mr. Benton came to Hatfield Philips, Inc. from Allied Capital Corporation where he was a Vice President in charge of asset management, workouts, assisted in the public companies reorganization and initiated the companies' efforts in the CMBS "B" piece buying program. Allied Capital Corporation is among the largest Business Development Corporations operating in the USA. As an analyst, Mr. Benton completed the Merrill Lynch Commercial Real Estate underwriting and financial analysis training program in New York, attended Appraisal Institute classes and has attended numerous commercial real estate courses and seminars. Mr. Benton graduated from the University of Maryland and is a state board certified commercial real estate appraiser and an inactive real estate broker.

Mr. Baron has served as a director of the Company since April
2003. He also presently serves as Chairman and Chief executive officer of Cogen, Inc. He currently holds substantial interests in an airline, steel erection company, construction company, Caribbean resort and casino, and real estate. Mr. Baron has been an investor, founder, developer, builder and financier of many businesses during the past 20 years. He is experienced in various sectors such as: Real Estate Development, Commodities Trading, Oil and Gas, Financial Services, Noble Metals, Communications, Entertainment, and Environment/Energy. He sits on the advisory boards of several pre-public and public companies. Some of Mr. Baron's accomplishments include: turning around a failing real estate appraisal firm and building it to a $4 million a year concern in 24 months, becoming the largest real estate appraisal firm in Ontario, Canada; as Vice President of a real estate investment and syndication firm, Mr. Baron's team generated over $300 Million in syndicated real estate investment sales to the public and developing a flat-rate long distance telephone conduit/corridor marketed to university students. Several major participants in the telecommunication industry later copied this concept.

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


Item 10.   Executive Compensation.


                     Executive Compensation

                                                                                Long Term Compensation
                                                                      ------------------------------------------
                               Annual Compensation                           Awards                     Payouts
-----------------------------------------------------------------------------------------------------  ---------
  (a)                   (b)      (c)        (d)          (e)              (f)             (g)            (h)
                                                                       Restricted      Securities
Name &                                               Other Annual       Stock          Underlying/       LTIP      All Other
Position               Year   Salary($)   Bonus($)  Compensation($)   Award(s)($)(1)  Options/SARs(#)  Payouts($) Cmpnstion($)
---------------------------------------------------------------------------------------------------------------------------------
William Bosso
Director, President    2003     -0-        -0-           -0-            1,150,000         -0-            -0-          -0-
---------------------------------------------------------------------------------------------------------------------------------

(1) The Company issued William Bosso 1,150,000 shares of common stock of the Company, valued at $0.001 per share, in exchange for his services in acting as a director and president of our Company.


During the period covered by this report, no other executive officer of our Company received any type of salary or other compensation in connection with their employment as such; and no employment agreement was entered into with any of our officers.

Compensation of Directors

The Company issued John W. Benton 150,000 shares of common stock of the Company, valued at $0.001 per share and Paradise, Inc., a St. Kitts corporation owned and controlled by J.P. Baron, II, 150,000 shares of common stock of the Company, valued at $0.001 per share; all in exchange for their services in acting as directors of our Company. During the fiscal year ending April 30, 2003, other than as described herein, no director received any type of compensation from our Company for serving as such. See "Recent Sales of Unregistered Securities."


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


Item 11.   Security Ownership Of Certain Beneficial Owners and
           Management.

        Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

Name and Address                       Amount and Nature           Percent
of Beneficial Owner                 of Beneficial Ownership       of Class(1)
-------------------                 -----------------------       -----------

William J. Bosso                          1,150,000                 50.55%
400 Hampton View Court
Alpharetta, Georgia 30004

William R. Colucci                          300,000                 13.19%
2501 Turk Boulevard
San Francisco, California 94118
-----------------------------------------------------------------------------

1. Based upon 2,275,000 shares of the Company's Common Stock outstanding as of April 30, 2003, the end of the fiscal year covered by this report.

The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                       Amount and Nature           Percent
of Beneficial Owner                 of Beneficial Ownership       of Class(1)
-------------------                 -----------------------       -----------

William J. Bosso                          1,150,000                 50.55%
400 Hampton View Court
Alpharetta, Georgia 30004

William R. Colucci                          300,000                 13.19%
2501 Turk Boulevard
San Francisco, California 94118

John W. Benton, III                         150,000                  6.59%
4609 Village Green Drive
Roswell, Georgia 30075

J.P. Baron, II                              150,000                  6.59%
701 Rossland Road East, Suite 382
Whitby, Ontario Canada L1N9K3

All Officers and Directors
as a Group (4 persons).                   1,750,000                 76.92%
-----------------------------------------------------------------------------

1. Based upon 2,275,000 shares of the Company's Common Stock outstanding as of April 30, 2003, the end of the fiscal year covered by this report.


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

We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2003.

Item 14.   Principal Accountant Fees And Services

Audit Fees. The aggregate fees billed for the fiscal years ended
----------
April 30, 2003 and April 30, 2002 for professional services rendered by Ahearn, Jasco + Company, P.A. ("Ahearn") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $2,550, and $2,500, respectively.

Audit-Related Fees. There were no fees billed for the fiscal
------------------
years ended April 30, 2003 and April 30, 2002 for assurance and related services by Ahearn that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees. The aggregate fees billed for the fiscal years ended
--------
April 30, 2003 and April 30, 2002 for tax compliance, tax advice, or tax planning were $250, and $250, respectively.

All Other Fees. No fees were billed for the fiscal years ended
--------------
April 30, 2003 and April 30, 2002 for products and services provided by Ahearn, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.  The Company's standing
-------------------------------------
audit committee currently does not have any pre-approval policies or procedures concerning services performed by Ahearn. All the services performed by Ahearn that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on Ahearn's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2003 and April 30, 2002 were attributed to work performed by persons other than Ahearn's full-time, permanent employees.

                          Appendix A
                    Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1           INDEPENDENT AUDITORS' REPORT

PAGE F-2           BALANCE SHEETS AS OF APRIL 30, 2003 AND 2002

PAGE F-3           STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL
                   30, 2003 AND 2002

PAGE F-4 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

PAGE  F-5          STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30,
                   2003 AND 2002

PAGES F-6 - F-18   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                   APRIL 30, 2003 AND 2002


                            SIGNATURES
                            ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Bosso
   ------------------------------------
   William Bosso, President

Dated: January 22, 2004


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Bosso
   ------------------------------------
   William Bosso, President, director

Dated: January 22, 2004


By: /s/ William Colucci
   ------------------------------------
   William Colucci, Treasurer, director

Dated: January 22, 2004


By: /s/John W. Benton
   ------------------------------------
   John W. Benton, director

Dated: January 22, 2004


By: /s/ J.P. Baron, II
   ------------------------------------
   J.P. Baron, II, director

Dated: January 22, 2004

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------


To the Board of Directors of
 BF Acquisition Group I, Inc.

We have audited the accompanying balance sheets of BF Acquisition Group I, Inc. (the "Company") as of April 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
October 16, 2003

                      BF ACQUISITION GROUP I, INC.
                             BALANCE SHEETS
                      AS OF APRIL 30, 2003 AND 2002

                                                  2003           2002
                                                ---------     ---------
                 ASSETS

CURRENT ASSET - Cash and cash equivalents       $       0     $       0
CURRENT ASSET - Prepaid Expenses                      540
                                                ---------     ---------
       TOTAL ASSETS                             $     540     $       0
                                                =========     =========


ACCRUED EXPENSES                                $    5547     $    2431
                                                ---------     ---------

      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
    authorized; none issued or outstanding:             0             0
    Common stock, $.001 par value; 50,000,000
    authorized; shares issued and outstanding:
    2,275,000 in 2003 and 825,000 in 2002           2,275           825
    Additional paid-in capital                      5,116         5,116
    Deficit                                       (12,398)       (8,372)
                                                ---------     ---------
       TOTAL STOCKHOLDERS' EQUITY                  (5,007)       (2,431)
                                                ---------     ---------


       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $     540     $       0
                                                =========     =========












                    See notes to financial statements

                      BF ACQUISITION GROUP I, INC.
                        STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDEDF APRIL 30, 2003 AND 2002

                                                  2003           2002
                                                ---------     ---------
REVENUE                                         $             $

GENERAL AND ADMINISTRATIVE EXPENSES                 4,026            45
                                                ---------     ---------

          LOSS BEFORE INCOME TAX PROVISION         (4,026)          (45)

PROVISION FOR INCOME TAXES
                                                ---------     ---------

          NET LOSS                              $  (4,026)    $     (45)
                                                =========     =========

LOSS PER COMMON SHARE:
     Basic and diluted                          $ (0.0043)    $ (0.0001)
                                                =========     =========

    Weighted average common shares outstanding    945,833       825,000
                                                =========     =========















                    See notes to financial statements

                      BF ACQUISITION GROUP I, INC.
              STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY
              FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                                    COMMON       ADDITIONAL
                                   STOCK, at       Paid-In
                                   par value       Capital       Deficit        Total
                                   ---------     ----------     ---------     ---------

STOCKHOLDERS' EQUITY,
April 30, 2001                     $     825     $    5,116     $  (8,327)    $  (2,386)

Net loss for the fiscal year ended
April 30, 2002                                                        (45)          (45)
                                   ---------     ----------     ---------     ---------

STOCKHOLDERS' EQUITY,
April 30, 2002                           825          5,116        (8,372)       (2,431)

Common stock issued for services       1,450              0                       1,450

Net loss for the fiscal year ended
April 30, 2003                                                     (4,026)       (4,026)
                                   ---------     ----------     ---------     ---------
STOCKHOLDERS' EQUITY,
April 30, 2003                     $   2,275     $    5,116     $ (12,398)    $  (5,007)
                                   =========     ==========     =========     =========

















                    See notes to financial statements

                      BF ACQUISITION GROUP I, INC.
                        STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                                                  2003           2002
                                                ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $  (4,026)   $      (45)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Common stock issued for services                1,450
    Changes in assets:
       Increase in prepaid expenses                  (540)
    Changes in liabilities:
       Increase in accrued expenses                 3,116             0
                                                ---------     ---------

      NET CASH USED IN OPERATING ACTIVITIES             0           (45)
                                                ---------     ---------

     NET INCREASE IN CASH & CASH EQUIVALENTS            0           (45)

CASH & CASH EQUIVALENTS, beginning of year              0            45
                                                ---------     ---------

CASH & CASH EQUIVALENTS, end of year            $       0     $       0
                                                =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest                    $       0     $       0
                                                =========     =========

      Cash paid for income taxes                $       0     $       0
                                                =========     =========









                    See notes to financial statements

BF Acquisition Group I, Inc.
Notes to Financial Statements
For the Years Ended April 30, 2003 and 2002

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

Stock-Based Compensation
------------------------
In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." For stock-based compensation issued to employees, SFAS No. 123 encourages, but does not require, companies to record employee equity compensation plans at fair value. In accordance with the provision of SFAS No. 123, an entity may elect to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for its employee stock option plans. The Company presently has no employee stock-based compensation plan, and it has issued no stock options to any employee. See Note 5 regarding shares issued to an officer and two directors for services rendered. SFAS No. 123 also governs stock-based compensation transactions with other than employees in which services were performed in exchange for stock or other equity instruments. The Company has issued its common stock in exchange for services in prior years. In accordance with SFAS No. 123, these transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

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

NOTE 3 - LOSS PER COMMON SHARE
------------------------------

For the fiscal years ended April 30, 2003 and April 30, 2002, basic and diluted weighted average common shares include only common shares outstanding since there were no common share equivalents.

A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is follows:

                                                     2003            2002
                                                  ----------      ----------
  Common shares outstanding at April 30th          2,275,000         825,000
   Effect of weighting                            (1,329,167)             (0)
                                                  ----------      ----------

        Weighted average common shares
          outstanding                                945,833         825,000
                                                  ----------      ----------

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

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

Stock Compensation
------------------
On April 3, 2003, the Company issued 1,450,000 shares valued at $1,450 as consideration for services rendered by an officer and two directors of the Company.

Payable to Shareholder
----------------------
During the year ended April 30, 2003, a shareholder/director has directly paid certain expenses of the Company. These advances are non-interest bearing and do not have any repayment terms. The amount advanced totaled $3,116 at April 30, 2003, and is included in accrued expenses on the accompanying balance sheet.


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