Form 10QSB
period 2003-07-31
NORTIA CAPITAL PARTNERS, INC.
filed 2004-10-08
CIK 1089773

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2003
                                   -------------

[ ] TRANSITION  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

Commission File number 0-26843

                  Nortia Capital Partners, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

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

                  BF Acquisition Group I, Inc.
-----------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 4, 2004, there were approximately 5,725,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);

                 Yes [ ]                   No [X]

                  Nortia Capital Partners, Inc.
                        Form 10-QSB Index
                          July 31, 2003

                                                                  Page

Part I: Financial Information...................................   2

     Item 1. Financial Statements...............................   2

       Balance Sheet at July 31, 2003 (Unaudited)...............   3

       Statement of Operations For the Three
       Months Ended July 31, 2003 And 2002
       (Unaudited)..............................................   4

       Statement Of Cash Flows For the Three
       Months Ended July 31, 2003 And 2002
       (Unaudited)..............................................   5

       Notes To Financial Statements (Unaudited)................   6

     Item 2. Management's Plan of Operation.....................   12

     Item 3. Controls and Procedures............................   20

Part II:   Other Information....................................   20

     Item 1. Legal Proceedings..................................   20

     Item 2. Unregistered Sales of Equity Securities
             and Use of Proceeds................................   21

     Item 3. Defaults Upon Senior Securities....................   21

     Item 4. Submission of Matters to a Vote of Security
             Holders ...........................................   21

     Item 5. Other Information..................................   21

     Item 6. Exhibits and Reports on Form 8-K...................   21

Signatures......................................................   22

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                        At July 31, 2003
                           (Unuadited)


                         ASSETS
                         ------

Current Assets
Cash                                                    $      7,986
                                                        ------------
Total Current Assets                                           7,986
                                                        ============

                       LIABILITIES
                       -----------

Current Liabilities
Accounts payable                                              12,458
Due to related party                                           1,113
Accrued expenses                                                 183
Debentures                                                    11,500
                                                        ------------
Total Current Liabilities                                     25,254
                                                        ============

                  STOCKHOLDERS' DEFICIENCY
                  ========================

Preferred stock, Series B, $0.001 par value,
  5,000,000 shares authorized, none issued and
  outstanding                                           $          -
Common stock, $0.001 par value, 50,000,000 shares
  authorized 2,275,000 shares issued and outstanding           2,275
Additional paid in capital                                     5,116
Accumulated deficit                                          (12,398)
Deficit accumulated during development stage                 (12,261)
                                                        ------------
Total Stockholders' Deficiency                               (17,268)
                                                        ============

Total Liabilities and Stockholders' Deficiency          $      7,986
                                                        ============






              See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.
                     (A Development Stage Company)
                       Statements of Operations
                            (Unaudited)

                                                                 Period from
                                                                 May 1, 2003
                                   Three Months Ended           (Inception of
                                        July 31,              Development Stage)
                                  2003             2002        to July 31, 2003
                                --------         --------     ------------------

Operating Expenses
General and administrative          2,078               -                  2,078
Professional                       10,000               -                 10,000
                                ---------        --------     ------------------
Total Operating Expenses           12,078               -                 12,078
                                ---------        --------     ------------------

Loss from Operations               12,078               -                 12,078

Other Expense
Interest expense, net                 183               -                    183
                                ---------        --------     ------------------

Total Other Expense                   183               -                    183
                                ---------        --------     ------------------

Net Loss                        $  12,261        $      -     $           12,261
                                =========        ========     ==================

Net Loss Per Share
  - Basic and Diluted           $   (0.01)       $  (0.00)    $            (0.01)
                                =========        ========     ==================

Weighted Average Shares         2,275,000         825,000              2,275,000
                                =========        ========     ==================










              See accompanying notes to financial statements.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)

                                                                              Period from
                                                                             May 1, 2003
                                                Three Months Ended           (Inception of
                                                     July 31,              Development Stage)
                                               2003            2002        to July 31, 2003
                                             ----------     ----------     ------------------
Cash Flows From Operating Activities:
Net loss                                     $  (12,261)    $        -     $          (12,261)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
  Decrease in prepaid expenses                      540              -                    540
  Increase in accounts payable                   12,458              -                 12,458
  Increase in due to related party                1,113              -                  1,113
 Decrease in accrued expenses                    (5,363)             -                 (5,363)
                                             ----------     ----------     ------------------
Net Cash Used In Operating Activities            (3,514)             -                 (3,514)
                                             ----------     ----------     ------------------

Cash Flows From Investing Activities:
                                             ----------     ----------     ------------------
Net Cash Used In Investing Activities                 -              -                      -
                                             ----------     ----------     ------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of debebtures           11,500              -                 11,500
                                             ----------     ----------     ------------------
Net Cash Provided By Financing Activities        11,500              -                 11,500
                                             ----------     ----------     ------------------

Net Increase in Cash                              7,986              -                  7,986
Cash at Beginning of Period                           -              -                      -
                                             ----------     ----------     ------------------
Cash at End of Period                        $    7,986     $        -     $            7,986

                                             ==========     ==========     ==================

Cash interest paid                           $        -     $        -     $                -
                                             ==========     ==========     ==================















              See accompanying notes to financial statements.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               July 31, 2003

Note 1   Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending April 30, 2003 included in the Company's Form 10-KSB.

Note 2   Nature of Operations and Summary of Significant Accounting
         Policies
-------------------------------------------------------------------

Nature of Operations

Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) ("Nortia", "the Company", "we", "us") is a publicly held company that during the period covered by this report conducted no business operations and generated no revenue and not implemented its business plan.

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

During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. During the development stage, we have raised additional capital and commenced preparations to implement our business plan.

Prior to the issuance of this Form 10-QSB, we have not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, and July 31, 2004 and the annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period (See Note 5 - Commitments and Contingencies).

Effective August 2, 2004, the Company changed its name to Nortia Capital Partners, Inc.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               July 31, 2003


In September 2004, our Company issued Company Common Stock certificates to respective shareholders representing 3,330,000 shares of previously authorized but unissued shares of our Common Stock (See Note 8 -
Subsequent Events).

Significant Accounting Policies

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the evaluation of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments and the recognition of deferred tax assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Beneficial Conversion Feature in Debentures

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2003.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               July 31, 2003


Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


3.     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $12,261 and net cash used in operations of $3,514 for the three months ended July 31, 2003 and a working capital deficiency of $17,268 and a deficit accumulated during the development stage of $12,261 at July 31, 2003. Additionally, the Company is in default of $37,500 of Debentures at August 31, 2004 (See Note 8 - Subsequent Events). The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating future revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turnaround companies. We also intend to invest in the commercial real estate market. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants. To date, our planned principal operations have not yet commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               July 31, 2003

4.     DEBENTURES

In May and June of 2003, we received $11,500 of cash proceeds from the issuance of debentures to several parties (See Note 8 - Subsequent Events). The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default (See Note 8
- Subsequent Events). Additionally, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

5.     STOCKHOLDERS' DEFICIENCY

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 2,275,000 were issued and outstanding at July 31, 2003. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which none were issued and outstanding at July 31, 2003. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

There was no change in our ownership structure for the quarterly period ended July 31, 2003 (See Note 8 - Subsequent Events).

6.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
As described in Note 2, we did not file any of the reports with the SEC as required of SEC registrants. No provision has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

7.     RELATED PARTY TRANSACTIONS

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               July 31, 2003


During the three months ended July 31, 2003, we repaid $2,000 of these advances and at July 31, 2003, $1,113 is included in due to related party on the accompanying balance sheet.
See Note 8 - Subsequent Events for other related party transactions.

8.     SUBSEQUENT EVENTS

In September 2003, we entered into a consulting contract with a publicly held company and we are providing consulting services to this company in exchange for $240,000 to be paid us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be earned and payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares as compensation for services and will account for the consulting fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services". In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we will record the restricted shares as "available-for-sale" securities, a non-current asset.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the same publicly traded company discussed above. In accordance with FAS 115, we will account for the 100,000 shares of common stock as "available-for-sale" securities, a current asset.

In January 2004, we issued a $5,000 debenture to a third party for legal services. We accounted for the issuance as legal expense in the statement of operations.

Through April 30, 2004, we had received $170,000 of cash proceeds from the issuance of debentures discussed previously and had $250,000 of debentures outstanding.

In March 2004, we appointed a new Chief Financial Officer ("CFO") and a director of the Company. The CFO will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the CFO will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the CFO and valued on the grant date to be recognized immediately as compensation expense as there was no formal employment agreement or stated term.

In March 2004, we granted one million (1,000,000) shares of Common Stock of the Company to our President as a bonus for his services as the President of the Company. The shares are valued on the grant date and recognized as compensation expense.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four
(24) months and consultant will receive a total of two hundred forty thousand (240,000) shares of the Common Stock of the Company. One

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               July 31, 2003

hundred twenty thousand (120,000) shares were granted upon the execution of the agreement and the remaining shares will be earned at the rate of 5,000 shares monthly and issued on a quarterly basis.

In June 2004, we appointed our then President as the Chief Executive Officer and the Chairman of the Board.

In June 2004, we appointed a new President and a director of the Company. The President will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the President will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were issued to the President in June 2004 and valued on the grant date to be recognized immediately as compensation expense as there was no formal employment agreement or stated term.

In July 2004, our Chief Executive Officer and Chairman of the Board, was elected President and a director of another publicly held company, the company mentioned previously that we have an investment in and a consulting agreement with. Additionally, our President and a director was also elected Chief Executive Officer and a director of this other publicly held company, thereby making this investment, an investment in affiliate commencing July 2004.

As of June 30, 2004, the Debentures discussed previously are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $575. The Company is in discussions with the debenture holders concerning the default.

On August 2, 2004, the Company amended its Articles of Incorporation officially changing the name of the Company from BF Acquisition Group I, Inc. to Nortia Capital Partners, Inc.

In August and September of 2004, we received $180,000 of proceeds from the issuance of Debentures.

In September 2004, our Company issued Company Common Stock certificates to respective shareholders representing 3,330,000 shares of previously authorized but unissued shares of our Common Stock.

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

                        Plan Of Operation

      During the period covered by this report, Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) ("Nortia", the "Company", "we", "us") conducted no business operations and generated no revenue. Effective August 2, 2004, the Company changed its name from BF Acquisition Group I, Inc. to Nortia Capital Partners, Inc.

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

     Prior  to  the  issuance of this Form 10-QSB,  we  have  not
filed  in  a timely  manner  our  required   reports   with   the
Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

     During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time present management raised capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940. As of the date hereof, we have not yet registered as a BDC. As a BDC, we expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. We also intend to invest in the commercial and residential real estate markets.

Additionally, we will provide fee based business expertise through in-house consultants and contract consultants. To date, our planned principal BDC operations have not yet commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

     As described above, we were dormant for a period of time due to the lack of capital. We incurred a loss from operations, and during the period covered by this report, we did not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

     Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company and from revenues derived from the commencement of our business operations.

OVERVIEW OF COMPANY

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended April
30, 2003 and April 30, 2002, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying July 31, 2003 interim financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

     We have continually incurred net losses and this has resulted in an accumulated deficit and stockholders' deficiency at July 31, 2003. We had a net loss of $12,261 and net cash used in operations of $3,514 for the three months ended July 31, 2003 and a working capital deficiency of $17,268, and a deficit accumulated during the development stage of $12,261 at July 31, 2003. Additionally, we are in default of $37,500 of Debentures as of August 31, 2004. The Company is in the development stage and the ability to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

     The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

     The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

  - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments.

  - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

In September 2003, we entered into a consulting contract with a publicly held company and we are providing consulting services to this company in exchange for $240,000 to be paid us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be earned and payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares as compensation for services.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the same publicly traded company discussed above. In accordance with FAS 115, we will account for the 100,000 shares of common stock as "available-for-sale" securities, a current asset.

In  January  2004, we issued a $5,000 debenture to a third  party
for  legal  services.   We accounted for the  issuance  as  legal
expense in the statement of operations.

Through April 30, 2004, we had received $170,000 of cash proceeds from the issuance of debentures discussed previously and had $250,000 of debentures outstanding.

In March 2004, we appointed a new Chief Financial Officer ("CFO") and a director of the Company. The CFO will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the CFO will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the CFO and valued on the grant date to be recognized immediately as compensation expense as there was no formal employment agreement or stated term.

In March 2004, we granted one million (1,000,000) shares of Common Stock of the Company to our President as a bonus for his services as the President of the Company. The shares are valued on the grant date and recognized as compensation expense.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of two hundred forty thousand (240,000) shares of the Common Stock of the Company. One hundred twenty thousand (120,000) shares were granted upon the execution of the agreement and the remaining shares will be earned at the rate of 5,000 shares monthly and issued on a quarterly basis.

In  June  2004,  we  appointed our then President  as  the  Chief
Executive Officer and the Chairman of the Board.

In June 2004, we appointed a new President and a director of the Company. The President will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the President will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the President in June 2004 and valued on the grant date to be recognized immediately as compensation expense as there was no formal employment agreement or stated term.

In July 2004, our Chief Executive Officer and Chairman of the Board, was elected President and a director of another publicly held company, the company mentioned previously that we have an investment in and a consulting agreement with. Additionally, our President and a director was also elected Chief Executive Officer and a director of this other publicly held company, thereby making this investment, an investment in affiliate commencing July 2004.

As of June 30, 2004, the Debentures discussed previously are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $575. The Company is in discussions with the debenture holders concerning the default.

On   August  2,  2004,  the  Company  amended  its  Articles   of
Incorporation officially changing the name of the Company from BF
Acquisition Group I, Inc. to Nortia Capital Partners, Inc.

In August and September of 2004, we received $180,000 of proceeds from the issuance of Debentures.

In  September  2004,  our  Company issued  Company  Common  Stock certificates  to  respective shareholders representing  3,330,000 shares of previously authorized but unissued shares of our Common
Stock.


CRITICAL ACCOUNTING ESTIMATES AND POLICIES

     The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern and the evaluation of the beneficial conversion feature in debentures. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended July 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.
GOING CONCERN

     The independent auditors' reports to our financial statements for the year ended April 30, 2003 and April 30, 2002, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations and lack of revenues raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

EVALUATION OF BENEFICIAL CONVERSION FEATURE IN DEBENTURES

     In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

RESULTS OF OPERATIONS

Financial Analysis of the Three Months Ended July 31, 2003
and 2002
----------------------------------------------------------


                                      Three Months Ended
                                          July 31,
                                    2003            2002
                                 ----------      ----------

Operating Expenses
General and administrative            2,078            -
Professional                         10,000            -
                                 ----------      ----------
Total Operating Expenses             12,078            -
                                 ----------      ----------

Loss from Operations                 12,078            -

Other Expense
Interest expense, net                   183            -
                                 ----------      ----------

Total Other Expense                     183            -
                                 ----------      ----------

Net Loss                         $   12,261      $     -
                                 ==========      ==========

Operating Expenses:
------------------
Operating expenses increased $12,078, or 100% to $12,078 for the three months ended July 31, 2003 from zero for the three months ended July 31, 2002. The increase was primarily the result of the Company entering the development stage effective May 1, 2003 as compared to being dormant for the comparable period in 2002.

Other Expense:
-------------
Other expense increased $183, or 100% to $183 for the three months ended July 31, 2003 from zero for the three months ended July 31, 2002. The increase is from interest expense on debentures issued during 2003 as compared to none during 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $7,986 at July 31, 2003 as compared to zero at April 30, 2003, and working capital deficit was $17,268 at July 31, 2003 as compared to $5,007 at April 30, 2003. The increase in cash was primarily the result of the Company receiving $11,500 of proceeds from the issuance of debentures during the three months ended July 31, 2003. The increase in the working capital deficit from April 30, 2003 was primarily the result of a decrease in accrued expenses and the loss from operations.

Operating Activities:  Net cash used in operating activities  was
--------------------
$3,514 for the three months ended July 31, 2003 while there were no cash operating activities for the three months ended July 31, 2002. The increase in cash used in operations resulted primarily due to the fact of a decrease in accrued expenses and the loss from operations offset by an increase in accounts payable.

Investing   Activities:   There  were  no  investing  cash   flow
----------------------
activities during either the three months ended July 31, 2003 or July 31, 2002.

Financing   Activities:    Cash  flows  provided   by   financing
----------------------
activities was $11,500 for the three months ended July 31, 2003 while there were no cash financing activities for the three months ended July 31, 2002. The increase in cash provided by financing activities was due to $11,500 of cash proceeds received by the Company from the issuance of debentures.

SHORT-TERM DEBT

Our short-term debt at July 31, 2003 consisted of the following:

Debentures:
----------

$11,500 Debentures, dated May and June 2003, bearing
interest at 10% per annum and due in 12 months          $ 11,500
                                                        ========


In May and June of 2003, we received $11,500 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. As previously discussed, we anticipate filing to become a BDC in the near future. Upon SEC acceptance of our BDC election, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

Equity Financing

None

Liquidity

To continue with our business plan, we will require additional short-term working capital. We cannot assure you that that we will obtain sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table highlights, as of July 31, 2003, our contractual obligations and commitments by type and period:


                             Payments Due by Period
                             ----------------------

                                           Less than                             After
Contractual Obligations          Total     1 year      1-3 years   4-5 years    5 years
-----------------------        --------    ---------   ---------   ---------   ---------

Short-Term Debt:
---------------
Debentures                     $ 11,500    $  11,500   $       -   $       -   $       -
                               --------    ---------   ---------   ---------   ---------
Total Short-Term Debt          $ 11,500    $  11,500   $       -   $       -   $       -
                               ========    =========   =========   =========   =========



Recent Accounting Developments

In  January 2003, the FASB issued FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

2004 OUTLOOK
The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

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

     As of the date this report is filed, our Company's principal executive officers and financial officers have made significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. In particular, the Company has adopted an independent audit committee, has committed funds for legal and accounting work and the preparation of financial statements and audits, and has brought the Company out of its dormant period as of May 2003, all of which enables our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     During the period covered by this report, the Company was not a party to any pending legal proceeding. Prior to the issuance of this Form 10-QSB, we have not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004 and the annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

Item 2.  Unregistered  Sales of Equity Securities  and  Use  of
         Proceeds

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.   Description of Exhibit
-----------   ----------------------

(4)
     4.1      Debenture Agreement.

(31)
     31.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)
     32.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the arbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     Not Applicable

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTIA CAPITAL PARTNERS, INC.


Registrant

By:/s/William Bosso
   -----------------------------------------
   William Bosso, Chief Executive Officer

Dated: October 8, 2004


By:/s/William Boss
   -----------------------------------------
   William Bosso, Chief Executive Officer

Dated: October 8, 2004


By:/s/Matthew T. Henninger
   -----------------------------------------
   Matthew T. Henninger, President


Dated: October 8, 2004


By:/s/Harrysen Mittler
   -----------------------------------------
   Harrysen Mittler, Chief Financial Officer

Dated: October 8, 2004