Form 10QSB
period 2003-10-31
NORTIA CAPITAL PARTNERS, INC.
filed 2004-10-08
CIK 1089773

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2003
                                   ----------------

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

                  Nortia Capital Partners, Inc.
                        Form 10-QSB Index
                         October 31, 2003

                                                                  Page

Part I: Financial Information...................................   2

     Item 1. Financial Statements...............................   2

       Balance Sheet at October 31, 2003 (Unaudited)............   3

       Statement of Operations For the Three and Six
       Months Ended October 31, 2003 And 2002
       (Unaudited)..............................................   4

       Statement Of Cash Flows For the Six
       Months Ended October 31, 2003 And 2002
       (Unaudited)..............................................   5

       Notes To Financial Statements (Unaudited)................   6

     Item 2. Management's Plan of Operation.....................   12

     Item 3. Controls and Procedures............................   20

Part II:   Other Information....................................   21

     Item 1. Legal Proceedings..................................   21

     Item 2. Unregistered Sales of Equity Securities
             and Use of Proceeds................................   21

     Item 3. Defaults Upon Senior Securities....................   21

     Item 4. Submission of Matters to a Vote of Security
             Holders ...........................................   21

     Item 5. Other Information..................................   21

     Item 6. Exhibits and Reports on Form 8-K...................   21

Signatures......................................................   22

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                         At October 31, 2003
                             Balance Sheet
                              (Unuadited)


                                ASSETS
                                ------

Current Assets
Cash                                                       $         634
Accounts receivable                                               26,301
                                                           -------------
Total Current Assets                                              26,935
                                                           =============
                              LIABILITIES
                              -----------
Current Liabilities
Accounts payable                                                  11,000
Due to related party                                               1,113
Accrued expenses                                                   1,087
Debentures                                                        42,500
                                                           -------------
Total Current Liabilities                                         55,699
                                                           =============
                        STOCKHOLDERS' DEFICIENCY
                        ------------------------

Preferred stock, Series B, $0.001 par value,
  5,000,000 shares authorized, none issued and
  outstanding                                              $           -
Common stock, $0.001 par value, 50,000,000 shares
  authorized 2,275,000 shares issued and outstanding               2,275
Additional paid in capital                                         5,116
Accumulated deficit                                              (12,398)
Deficit accumulated during development stage                     (23,757)
                                                           -------------
Total Stockholders' Deficiency                                   (28,764)
                                                           =============

Total Liabilities and Stockholders' Deficiency             $      26,935
                                                           -------------




                See accompanying notes to financial statements.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)


                                                                                              Period from
                                                                                              May 1, 2003
                                     Three Months Ended          Six Months Ended            (Inception of
                                          October 31,                October 31,           Development Stage)
                                      2003         2002            2003        2002       to October 31, 2003
                                   ----------   ----------     ----------   ----------    -------------------
Revenues                           $   26,301   $     -        $   26,301   $     -       $            26,301

Operating Expenses
General and administrative             36,915         -            38,993         -                    38,993
Professional                             -            -            10,000         -                    10,000
                                   ----------   ----------     ----------   ----------    -------------------
Total Operating Expenses               36,915         -            48,993         -                    48,993
                                   ----------   ----------     ----------   ----------    -------------------

Loss from Operations                  (10,614)        -           (22,692)        -                   (22,692)

Other Expense
Interest expense, net                     882         -             1,065         -                     1,065
                                   ----------   ----------     ----------   ----------    -------------------
Total Other Expense                       882         -             1,065         -                     1,065
                                   ----------   ----------     ----------   ----------    -------------------

Net Loss                           $  (11,496)  $     -        $  (23,757)  $     -       $           (23,757)
                                   ==========   ==========     ===========  ==========    ===================

Net Loss Per Share
  - Basic and Diluted              $    (0.01)  $    (0.00)    $    (0.01)  $    (0.00)   $             (0.01)
                                   ==========   ==========     ===========  ==========    ===================

Weighted Average Shares             2,275,000      825,000      2,275,000      825,000              2,275,000
                                   ==========   ==========     ===========  ==========    ===================




                See accompanying notes to financial statements.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)

                                                                             Period from
                                                                             May 1, 2003
                                                Six Months Ended            (Inception of
                                                    October 31,           Development Stage)
                                                2003         2002        to October 31, 2003
                                             ----------   ----------     -------------------
Cash Flows From Operating Activities:
Net loss                                     $  (23,757)  $     -        $           (23,757)
Adjustments to reconcile net loss to net
 cash used in operations:
Changes in operating assets and liabilities:
  Increase in accounts receivable               (26,301)        -                    (26,301)
  Decrease in prepaid expenses                      540         -                        540
  Increase in accounts payable                   11,000         -                     11,000
  Increase in due to related party                1,113         -                      1,113
 Decrease in accrued expenses                    (4,460)        -                     (4,460)
                                             ----------   ----------     -------------------
Net Cash Used In Operating Activities           (41,866)        -                    (41,866)
                                             ----------   ----------     -------------------

Cash Flows From Investing Activities:
                                             ----------   ----------     -------------------
Net Cash Used In Investing Activities              -            -                       -
                                             ----------   ----------     -------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of debebtures           42,500         -                     42,500
                                             ----------   ----------     -------------------
Net Cash Provided By Financing Activities        42,500         -                     42,500
                                             ----------   ----------     -------------------

Net Increase in Cash                                634         -                        634
Cash at Beginning of Period                        -            -                       -
                                             ----------   ----------     -------------------
Cash at End of Period                        $      634   $     -        $               634
                                             ==========   ==========     ===================

Cash interest paid                           $        -   $        -     $              -
                                             ==========   ==========     ===================






                See accompanying notes to financial statements.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2003

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

Note 2   Nature of Operations and Summary of Significant
         Accounting Policies
--------------------------------------------------------

Nature of Operations

Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) ("Nortia", "the Company", "we", "us") is a publicly held company that during the period covered by this report is in the development stage since it has not generated significant revenue and not implemented its business plan.

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

Effective August 2, 2004, the Company changed its name to Nortia
Capital Partners, Inc.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2003


In September 2004, our Company issued Company Common Stock certificates to respective shareholders representing 3,330,000 shares of previously authorized but unissued shares of our Common
Stock (See Note 9 - Subsequent Events).

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2003.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonable assured. The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2003


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

Concentration
All revenue for the three and six months ended October 31, 2003 and accounts receivable at October 31, 2003 are derived from one customer.

3.     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $23,757 and net cash used in operations of $41,866 for the six months ended October 31, 2003,a working capital deficiency of $28,764, a stockholders' deficiency of $28,764 and a deficit accumulated during the development stage of $23,757 at October 31, 2003. Additionally, at August 31, 2004, the Company is in default of $37,500 of Debentures (See Note 9 - Subsequent Events). The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2003


4.     INVESTMENTS

In September 2003, we entered into a consulting contract with a publicly held company and we are providing consulting services to this company in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be earned and payable on a quarterly basis. In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we will record the receipt of these shares as available-for-sale securities, a non-current asset. At October 31, 2003, we had not received any of the securities from the agreement and the $26,301 due from the earned revenue is recorded as accounts receivable (see Note 9 - Subsequent Events).

5.     DEBENTURES

From May through October of 2003, we received $42,500 of cash proceeds from the issuance of debentures to several parties (See Note 9 - Subsequent Events). The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

6.     STOCKHOLDERS' DEFICIENCY

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 2,275,000 were issued and outstanding at October 31, 2003. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which none were issued and outstanding at October 31, 2003. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

There was no change in our ownership structure for the quarterly period ended October 31, 2003 (See Note 9 - Subsequent Events).

7.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2003


As described in Note 2, we did not file any of the reports with the SEC as required of SEC registrants. No provision has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

8.     RELATED PARTY TRANSACTIONS

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the three months ended July 31, 2003, we repaid $2,000 of these advances and at October 31, 2003, $1,113 is included in due to related party on the accompanying balance sheet.
See Note 9 - Subsequent Events for other related party transactions.

9.     SUBSEQUENT EVENTS

As mentioned under Note 4 - Investments, in September 2003, we entered into a consulting contract with a publicly held company and we are providing consulting services to this company in exchange for $240,000 to be paid us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be earned and payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares as compensation for services.

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

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2003


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

In June 2004, we appointed a new President and a director of the Company. An employment agreement was executed whereby the President will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the President will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the President in June 2004 and valued on the grant date to be recognized immediately as compensation expense as there was no formal employment agreement or stated term.

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

As of August 31, 2004, $37,500 of the Debentures discussed previously are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

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

                        Plan Of Operation

      Effective  August  2, 2004, Nortia Capital  Partners,  Inc.
(f/k/a  BF  Acquisition Group I, Inc.) ("Nortia", the  "Company",
"we", "us") changed its name from BF Acquisition Group I, Inc. to
Nortia Capital Partners, Inc.

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

     During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time present management raised capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940. As of the date hereof, we have not yet registered as a BDC. As a BDC, we expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. We also intend to invest in the commercial and residential real estate market. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants. To date, our planned principal BDC operations have not yet commenced, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

     As described above, we were dormant for a period of time due to the lack of capital. We incurred a loss from operations, and presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

     Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company and from revenues derived from the commencement of our business operations.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended April 30, 2003 and April 30, 2002, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying October 31, 2003 interim financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.
We have continually incurred net losses and this has resulted in an accumulated deficit and stockholders' deficiency at October 31, 2003. We had a net loss of $23,757 and net cash used in operations of $41,866 for the six months ended October 31, 2003 and a working capital deficiency of $28,764, and a deficit accumulated during the development stage of $23,757 at October 31, 2003. The Company is in the development stage and the ability to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.


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

As of August 31, 2004, $37,500 of the Debentures discussed previously are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

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


CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the evaluation of the beneficial conversion feature in debentures and investments in available-for-sale
securities.   We  also  have other key accounting  estimates  and
policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended October 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities are accounted for in accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Per FAS 115, the securities are stated at the lower of cost and market value and any difference between cost and market value is recorded as an unrealized gain or loss classified as a separate component of stockholders' equity - accumulated other comprehensive income.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Six Months Ended October  31,
2003 and 2002
-----------------------------------------------------------------


                                    Three Months Ended         Six Months Ended
                                       October 31,                October 31,
                                    2003          2002         2003          2002
                                 ----------    ----------   ---------     ----------
Revenues                         $   26,301    $     -      $  26,301     $     -

Operating Expenses
General and administrative           36,915          -         38,993           -
Professional                           -             -         10,000           -
                                 ----------    ----------   ---------     ----------
Total Operating Expenses             36,915          -         48,993           -
                                 ----------    ----------   ---------     ----------

Loss from Operations                (10,614)         -        (22,692)          -

Other Expense
Interest expense, net                   882          -          1,065           -
                                 ----------    ----------   ---------     ----------

Total Other Expense                     882          -          1,065           -
                                 ----------    ----------   ---------     ----------

Net Loss                         $  (11,496)   $     -      $ (23,757)    $     -
                                 ==========    ==========   =========     ==========


Revenues:
--------
Revenues increased $26,301, or 100% to $26,301 for the three months ended October 31, 2003 from zero for the three months ended October 31, 2002 and increased $26,301, or 100% to $26,301 for the six months ended October 31, 2003 from zero for the six months ended October 31, 2002. The increase in revenues for both the three and six months ended October 31, 2003 was due to a consulting contract with a publicly held company where we are providing consulting services and the $26,301 represents the earned revenue from the contract.

Operating Expenses:
------------------
Operating expenses increased $36,915, or 100% to $36,915 for the three months ended October 31, 2003 from zero for the three months ended October 31, 2002 and increased $48,993, or 100% to $48,993 for the six months ended October 31, 2003 from zero for the six months ended October 31, 2002. The increase was primarily the result of the Company entering the development stage effective May 1, 2003 as compared to being dormant for the comparable period in 2002.

Other Expense:
-------------
Other expense increased $882, or 100% to $882 for the three months ended October 31, 2003 from zero for the three months ended October 31, 2002 and increased $1,065, or 100% to $1,065 for the six months ended October 31, 2003 from zero for the six months ended October 31, 2002. The increase is from interest expense on debentures issued during 2003 as compared to none during 2002.

Liquidity and Capital Resources

Cash was $634 at October 31, 2003 as compared to zero at April 30, 2003, and working capital deficit was $28,764 at October 31, 2003 as compared to $5,007 at April 30, 2003. The increase in cash was primarily the result of the Company receiving $42,500 of proceeds from the issuance of debentures during the six months ended October 31, 2003. The increase in the working capital deficit from April 30, 2003 was primarily the result of a decrease in accrued expenses, an increase in accounts receivable and the loss from operations, offset by an increase in accounts payable.

Operating Activities:  Net cash used in operating activities  was
--------------------
$41,866 for the six months ended October 31, 2003 while there were no cash operating activities for the six months ended October 31, 2002. The increase in cash used in operations resulted primarily due to the fact of a decrease in accrued expenses, an increase in accounts receivable and the loss from operations, offset by an increase in accounts payable.

Investing   Activities:   There  were  no  investing  cash   flow
----------------------
activities  during either the three or six months  ended  October
31, 2003 or October 31, 2002.

Financing   Activities:    Cash  flows  provided   by   financing
----------------------
activities was $42,500 for the six months ended October 31, 2003 while there were no cash financing activities for the six months ended October 31, 2002. The increase in cash provided by financing activities was due to $42,500 of cash proceeds received by the Company from the issuance of debentures.

SHORT-TERM DEBT

Our short-term debt at October 31, 2003 consisted of the following:

Debentures:
----------

$42,500 Debentures, dated May through October 2003,
bearing interest at 10% per annum and due in 12 months   $ 42,500
                                                         ========


From May through October of 2003, we received $42,500 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. As previously discussed, we anticipate filing to become a BDC in the near future. Upon SEC acceptance of our BDC election, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

Equity Financing

None

Liquidity

To continue with our business plan, we will require additional short-term working capital We cannot assure you that that we will obtain sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of October 31, 2003, our contractual obligations and commitments by type and period:

                  Payments Due by Period
                  ----------------------

                                           Less than                             After
Contractual Obligations          Total     1 year      1-3 years   4-5 years    5 years
-----------------------        --------    ---------   ---------   ---------   ---------

Short-Term Debt:
---------------
Debentures                     $ 42,500    $  42,500   $       -   $       -   $       -
                               --------    ---------   ---------   ---------   ---------
Total Short-Term Debt          $ 42,500    $  42,500   $       -   $       -   $       -
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

Item 3.     Controls and Procedures.

      As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Immediately prior to that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant through May 2003. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officers and financial officers that, as a result of those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     In September 2003, we entered into a consulting contract with Global Life Sciences, Inc., a publicly held company, to providing consulting services in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be earned and payable on a quarterly basis.

Item 6.  Exhibits

Exhibit No.   Description of Exhibit
-----------   ----------------------

(4)
     4.1      Debenture  Agreement.  (Incorporated  by  reference  to
              Company's Form 10-QSB for the quarterly period ended July 31, 2003 filed October 4, 2004.)

(10)
     10.1     Consulting contract with Global Life Sciences, Inc.

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