Form 10QSB
period 2004-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2004-10-08
CIK 1089773

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2004
                                   ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

         Yes [ ]                                     No [X]

                  BF ACQUISITION GROUP I, INC.
                        Form 10-QSB Index
                        January 31, 2004


                                                                  Page

Part I: Financial Information...................................   2

     Item 1. Financial Statements...............................   2

       Balance Sheet at January 31, 2004 (Unaudited)............   3

       Statement of Operations For the Three and Nine
       Months Ended January 31, 2004 And 2003
       (Unaudited)..............................................   4

       Statement Of Cash Flows For the Nine
       Months Ended January 31, 2004 And 2003
       (Unaudited)..............................................   5

       Notes To Financial Statements (Unaudited)................   6

     Item 2. Management's Plan of Operation.....................   14

     Item 3. Controls and Procedures............................   23

Part II:   Other Information....................................   23

     Item 1. Legal Proceedings..................................   23

     Item 2. Unregistered Sales of Equity Securities
             and Use of Proceeds................................   23

     Item 3. Defaults Upon Senior Securities....................   23

     Item 4. Submission of Matters to a Vote of Security
             Holders ...........................................   23

     Item 5. Other Information..................................   23

     Item 6. Exhibits...........................................   24

Signatures......................................................   25

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                               Balance Sheet
                            At January 31, 2004
                                (Unuadited)


                          ASSETS
                          ------
Current Assets
Cash                                                     $      72,549
Accounts receivable                                             26,301

Investments - current:
 Available-for-sale securities
    Equities at fair market value                              215,000
                                                         -------------
Total Investments - current                                    215,000
                                                         -------------

Total Current Assets                                           313,850
                                                         =============
Investments - non-current:
 Available-for-sale securities
    Equities at fair market value                              645,000
                                                         -------------
Total Investments - non-current                                645,000
                                                         -------------

Total Assets                                                   958,850
                                                         =============

                        LIABILITIES
                        -----------
Current Liabilities
Accounts payable                                                 6,000
Due to related party                                             1,113
Accrued expenses                                                 6,589
Debentures                                                     227,000
                                                         -------------
Total Current Liabilities                                      240,702
                                                         =============

                    STOCKHOLDERS' EQUITY
                    --------------------

Preferred stock, Series B, $0.001 par value,
  5,000,000 shares authorized, none issued and
  outstanding                                            $        -
Common stock, $0.001 par value, 50,000,000 shares
  authorized 2,275,000 shares issued and outstanding             2,275
Additional paid in capital                                       5,116
Accumulated deficit                                            (12,398)
Deficit accumulated during development stage                    (1,845)
Accumulated other comprehensive income                         725,000
                                                         -------------
Total Stockholders' Equity                                     718,148
                                                         =============

Total Liabilities and Stockholders' Equity               $     958,850
                                                         =============





            See accompanying notes to financial statements.

                         Nortia Capital Partners, Inc.
                     (f/k/a BF Acquisition Group I, Inc.)
                         (A Development Stage Company)
                          Statements of Operations
                                  (Unaudited)

                                                                                               Period from
                                                                                               May 1, 2003
                                      Three Months Ended              Nine Months Ended       (Inception of
                                           January 31,                 January 31,         Development Stage)
                                      2004         2003           2004          2003      to January 31, 2004
                                   ----------   ----------     ----------   ----------    -------------------

Revenues                           $   60,000   $     -        $   86,301   $      -      $            86,301

Operating Expenses
General and administrative             23,817         -            62,810          -                   62,810
Professional                           10,000         -            20,000          -                   20,000
                                   ----------   ----------     ----------   ----------    -------------------
Total Operating Expenses               33,817         -            82,810          -                   82,810

Income (Loss) from Operations          26,183         -             3,491          -                    3,491

Other Expense
Interest expense, net                   4,271         -             5,336          -                    5,336
                                   ----------   ----------     ----------   ----------    -------------------
Total Other Expense                     4,271         -             5,336          -                    5,336
                                   ----------   ----------     ----------   ----------    -------------------

Net Income (Loss)                  $   21,912   $     -        $   (1,845)  $      -      $            (1,845)
                                   ==========   ==========     ==========   ==========    ===================

Comprehensive Income
Unrealized gains on
  available-for-sale securities       725,000         -           725,000          -                  725,000
                                   ----------   ----------     ----------   ----------    -------------------

Total Comprehensive Income (Loss)  $  746,912   $     -        $  723,155   $      -      $           723,155
                                   ==========   ==========     ==========   ==========    ===================

Net Loss Per Share
   - Basic and Diluted             $     0.01   $    (0.00)    $    (0.00)  $    (0.00)   $             (0.00)
                                   ==========   ==========     ==========   ==========    ===================

Weighted Average Shares             2,275,000      825,000      2,275,000      825,000              2,275,000
                                   ==========   ==========     ==========   ==========    ===================





            See accompanying notes to financial statements.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)

                                                                                  Period from
                                                                                  May 1, 2003
                                                     Nine Months Ended           (Inception of
                                                         January 31,           Development Stage)
                                                     2004         2003        to January 31, 2004
                                                  ----------   ----------     -------------------
Cash Flows From Operating Activities:
Net loss                                          $   (1,845)  $    -         $            (1,845)
Adjustments to reconcile net loss to net cash
used in operations:
 Debentures issued for legal services                  5,000        -                       5,000
Changes in operating assets and liabilities:
  Increase in accounts receivable                    (86,301)       -                     (86,301)
  Decrease in prepaid expenses                           540        -                         540
  Increase in accounts payable                         6,000        -                       6,000
  Increase in due to related party                     1,113        -                       1,113
  Increase in accrued expenses                         1,042        -                       1,042
                                                  ----------   ----------     -------------------
Net Cash Used In Operating Activities                (74,451)       -                     (74,451)
                                                  ----------   ----------     -------------------

Cash Flows From Investing Activities:
                                                  ----------   ----------     -------------------
Net Cash Used In Investing Activities                   -           -                        -
                                                  ----------   ----------     -------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of debebtures               147,000        -                     147,000
                                                  ----------   ----------     -------------------
Net Cash Provided By Financing Activities            147,000        -                     147,000
                                                  ----------   ----------     -------------------

Net Increase in Cash                                  72,549        -                      72,549
Cash at Beginning of Period                             -           -                        -
                                                  ----------   ----------     -------------------
Cash at End of Period                             $   72,549   $    -         $            72,549
                                                  ==========   ==========     ===================

Cash interest paid                                $     -      $    -         $              -
                                                  ==========   ==========     ===================

Supplemental Disclosure of Non-Cash Transactions:
Debentures issued for available-for-sale
  securities                                      $   75,000   $    -         $              -
Exchange of accounts receivable for
  available-for-sale securities                       60,000        -                      60,000
Unrealized gains on available-for-sale securities    725,000        -                     725,000



            See accompanying notes to financial statements.

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004


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

Effective August 2, 2004, the Company changed its name to Nortia
Capital Partners, Inc.

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004



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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2004.

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

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004



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

Concentration

All revenue for the three and nine months ended January 31, 2004 and accounts receivable at January 31, 2004 are derived from one customer.

Comprehensive Income

Comprehensive income includes net income (loss) as currently reported by the Company adjusted for other comprehensive income. Other comprehensive income for the Company consists of unrealized gains related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity

3.     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,845 and net cash used in operations of $74,451 for the nine months ended January 31, 2004, and a deficit accumulated during the development stage of $1,845 at January 31, 2004. Additionally, the Company is in default of $37,500 of Debentures as of August 31, 2004 (see Note 9 - Subsequent Events). During the nine months ended January 31, 2004, the Company recorded other comprehensive income of $725,000, comprised of unrealized gains on available-for-sale securities. However, as discussed in
Note 7 - Subsequent Events, this temporary gain for the period ended January 31, 2004 would be significantly lower based upon the current stock price of the securities comprising this gain. Subsequently, in June and July of 2004, we transferred 7,500 and sold 97,500 shares, representing all of the available-for-sale securities-current at April 30, 2004. As a result, the Company received $14,405 of proceeds and will recognize a $64,738 loss on the sale of the securities (See Note 9 - Subsequent Events).

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004



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

The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

4.     INVESTMENTS

The following is a summary of the investments in available-for-sale securities classified as current assets at January 31, 2004:

Available-for-Sale                       Gross               Gross           Estimated Fair
 Securities:              Cost      Unrealized Gains    Unrealized Losses        Value
------------------        -------   ----------------    -----------------    --------------

Equity securities         $75,000      $140,000              $ 0               $ 215,000
                          =======      ========              ===               =========


In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the same publicly held company discussed above. In accordance with FAS 115, we recorded the 100,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $140,000 unrealized gain has been classified as a separate component of stockholders' equity - accumulated other comprehensive income.

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004

The following is a summary of the investments in available-for-sale securities classified as non-current assets at January 31, 2004:

Available-for-Sale                       Gross               Gross           Estimated Fair
 Securities:              Cost      Unrealized Gains    Unrealized Losses        Value
------------------        -------   ----------------    -----------------    --------------

Equity securities         $60,000      $585,000              $ 0               $ 645,000
                          =======      ========              ===               =========


In September 2003, we entered into a consulting contract with a publicly traded company (See Note 5 - Debentures and Note 9 - Subsequent Events). We are providing consulting services to this company in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be earned and payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares as compensation for services and have accounted for $86,301 of consulting fees earned during the nine months ended January 31, 2004 as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services". In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $585,000 has been classified as a separate component of stockholders' equity - accumulated other comprehensive income.

5.     DEBENTURES

From May 2003 through January of 2004, we received $147,000 of cash proceeds from the issuance of debentures to several parties (See
Note 9 - Subsequent Events). The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in a publicly held company (see Note 4 - Investments)

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004


In January 2004, we issued a $5,000 debenture to a third party for legal services. We accounted for the issuance as legal expense in the accompanying statement of operations.

At January 31, 2004, we had $227,000 of debentures outstanding (See
Note 9 - Subsequent Events).

6.     STOCKHOLDERS' DEFICIENCY

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 2,275,000 were issued and outstanding at January 31, 2004. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which none were issued and outstanding at January 31, 2004. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

There was no change in our ownership structure for the quarterly period ended January 31, 2004 (See Note 9 - Subsequent Events).

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

8.     RELATED PARTY TRANSACTIONS
At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the three months ended July 31, 2003, we repaid $2,000 of these advances and at January 31, 2004, $1,113 is included in due to related party on the accompanying balance sheet. See Note 9 - Subsequent Events for other related party transactions.

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004


9.     SUBSEQUENT EVENTS

From February through March 2004, we received $22,000 of cash proceeds from the issuance of debentures. As of April 30, 2004, we had $250,000 of debentures outstanding.

In March 2004, we appointed a new Chief Financial Officer ("CFO") and a director of the Company. The CFO will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the CFO will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the CFO and will be valued at on the grant date and expenses immediately as compensation expense as there was no formal employment agreement or stated term.

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

In May 2004, we transferred 7,500 of our available-for-sale securities to a third party for payment of public relations services for another publicly held company, the company mentioned previously that we have an investment in and a consulting agreement with. The fair market value of the stock on the transfer date was $0.28 per share or $2,100 and the Company will record this amount as general and administration expense and record a $3,525 loss on the disposal of the securities.

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

In June and July of 2004, we sold 97,500 shares representing all of the remaining available-for-sale securities-current at April 30, 2004. As a result, the Company received $14,405 of proceeds and will recognize a $61,213 loss on the sale of the securities.

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

                   Nortia Capital Partners, Inc.
               (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2004


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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended April 30, 2003 and April 30, 2002, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying January 31, 2004 interim financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have continually incurred net losses and this has resulted in an accumulated deficit and stockholders' deficiency at January 31, 2004. We had a net loss of $1,845 and net cash used in operations of $74,451 for the nine months ended January 31, 2004, and a deficit accumulated during the development stage of $1,845 at January 31, 2004. Additionally, the Company is in default of $37,500 of Debentures as of August 31, 2004. During the six months ended January 31, 2004, the Company recorded other comprehensive income of $725,000, comprised of unrealized gains on available-for-sale securities. However, this temporary gain for the period ended January 31, 2004 would be significantly lower based upon the current stock price of the securities comprising this gain. Subsequently, in June and July of 2004, we transferred 7,500 and sold 97,500 shares, representing all of the available-for-sale securities-current at April 30, 2004. As a result, the Company received $14,405 of proceeds and will recognize a $64,738 loss on the sale of the securities.

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

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

  - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments

  - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


RECENT DEVELOPMENTS

From February through March 2004, we received $22,000 of cash proceeds from the issuance of debentures. As of April 30, 2004, we had $250,000 of debentures outstanding.

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


CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the evaluation of the beneficial conversion feature in debentures and investments in available-for-sale
securities.   We  also  have other key accounting  estimates  and
policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended January 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

RESULTS OF OPERATIONS

Financial Analysis of the Three and Nine Months Ended
January 31, 2004
-----------------------------------------------------

                                    Three Months Ended          Nine Months Ended
                                        January 31,                 January 31,
                                    2004          2003         2004            2003
                                 ----------    ----------   ----------      ----------

Revenues                         $   60,000    $   -        $   86,301      $    -

Operating Expenses
General and administrative           23,817        -            62,810           -
Professional                         10,000                     20,000           -
                                 ----------    ----------   ----------      ----------
Total Operating Expenses             33,817        -            82,810           -
                                 ----------    ----------   ----------      ----------

Income (Loss) from Operations         4,217        -             3,491           -

Other Expense
Interest expense, net                 4,271        -             5,336           -
                                 ----------    ----------   ----------      ----------
Total Other Expense                   4,271        -             5,336           -
                                 ----------    ----------   ----------      ----------

Net Income (Loss)                $   21,912    $   -        $   (1,845)     $    -

Comprehensive Income
Unrealized gains on
  available-for-sale securities     725,000        -           725,000           -
                                 ----------    ----------   ----------      ----------

Total Comprehensive Income
  (Loss)                         $  746,912    $   -        $  723,155      $    -
                                 ==========    ==========   ==========      ==========


Revenues:
--------
Revenues increased $60,000, or 100% to $60,000 for the three months ended January 31, 2004 from zero for the three months ended January 31, 2003 and increased $86,301, or 100% to $86,301 for the nine months ended January 31, 2004 from zero for the nine months ended January 31, 2003. The increase in revenues for both the three and nine months ended January 31, 2004 was due to a consulting contract with a publicly held company where we are providing consulting services and both the $60,000 and $86,301 represents the earned revenue from the contract.

Operating Expenses:
------------------
Operating expenses increased $33,817, or 100% to $33,817 for the three months ended January 31, 2004 from zero for the three months ended January 31, 2003 and increased $82,810, or 100% to $82,810 for the nine months ended January 31, 2004 from zero for the nine months ended January 31, 2003. The increase was primarily the result of the Company entering the development stage effective April 1, 2003 as compared to being dormant for the comparable period during the three and nine months ended January 31, 2003.

Other Expense:
-------------
Other expense increased $4,271, or 100% to $4,271 for the three months ended January 31, 2004 from zero for the three months ended January 31, 2003 and increased $5,336, or 100% to $5,336 for the nine months ended January 31, 2004 from zero for the nine months ended January 31, 2003. The increase is from interest expense on debentures issued during the nine months ended January 31, 2004 as compared to none during the comparable period in 2003.

Comprehensive Income:
--------------------
Comprehensive income increased $725,000, or 100% to $725,000 for the three months ended January 31, 2004 from zero for the three months ended January 31, 2003 and increased $725,000, or 100% to $725,000 for the nine months ended January 31, 2004 from zero for the nine months ended January 31, 2003. The increase in comprehensive income for both the three and nine months ended January 31, 2004 was due to unrealized gains on available-for-sale securities.

Liquidity and Capital Resources

Cash was $72,549 at January 31, 2004 as compared to zero at April 30, 2003, and positive working capital was $73,148 at January 31, 2004 as compared to a working capital deficit of $5,007 at April 30, 2003. The increase in cash was primarily the result of the Company receiving $147,000 of proceeds from the issuance of
debentures  during the nine months ended January 31,  2004.   The
increase in the positive working capital from a deficit at April 30, 2003 was primarily the result of an increase in available-for-sale securities.

Operating Activities: Net cash used in operating activities was $74,451 for the nine months ended January 31, 2004 while there were no cash operating activities for the nine months ended January 31, 2003. The increase in cash used in operations resulted primarily due to the fact of an $86,301 increase in accounts receivable from a consulting contract.

Investing   Activities:   There  were  no  investing  cash   flow
activities  during either the three or nine months ended  January
31, 2004 or January 31, 2003.

Financing Activities: Cash flows provided by financing activities was $147,000 for the nine months ended January 31, 2004 while there were no cash financing activities for the nine months ended January 31, 2003. The increase in cash provided by financing activities was due to $147,000 of cash proceeds received by the Company from the issuance of debentures.

SHORT-TERM DEBT

Our short-term debt at January 31, 2004 consisted of the following:

Debentures:
----------

$227,000 Debentures, dated May 2003 through January 2004,
bearing interest at 10% per annum and due in 12 months     $ 227,000
                                                           =========


From May 2003 through January of 2004, we received $147,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. As previously discussed, we anticipate filing to become a BDC in the near future. Upon SEC acceptance of our BDC election, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in a publicly held company.

In  January  2004, we issued a $5,000 debenture to a third  party
for  legal  services.   We accounted for the  issuance  as  legal
expense in the accompanying statement of operations.

At January 31, 2004, we had $227,000 of debentures outstanding.

We have evaluated the debentures to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of January 31, 2004, our contractual obligations and commitments by type and period:

                             Payments Due by Period
                             ----------------------

                                           Less than                             After
Contractual Obligations          Total     1 year      1-3 years   4-5 years    5 years
-----------------------        --------    ---------   ---------   ---------   ---------

Short-Term Debt:
---------------
Debentures                     $ 227,000   $  227,000  $       -   $       -   $       -
                               ---------   ----------  ---------   ---------   ---------
Total Short-Term Debt          $ 227,000   $  227,000  $       -   $       -   $       -
                               =========   ==========  =========   =========   =========


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