Form 10KSB
period 2004-04-30
NORTIA CAPITAL PARTNERS, INC.
filed 2004-10-08
CIK 1089773

U.S. Securities and Exchange Commission
                           Washington D.C.  20549

                                 FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended April 30, 2004
                                  --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________to___________

Commission file Number 0-26843

                        Nortia Capital Partners, Inc.
                ---------------------------------------------
                (Name of small business issuer in its charter

             Florida                               65-0913582
        ---------------------------------------------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)

       400 Hampton View Court, Alpharetta, Georgia     30004
       --------------------------------------------------------
       (Address of principal executive offices)      (Zip Code)

            (Issuer's telephone number)  (770) 777-6795

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class           Name of exchange on which registered
-------------------           ------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year.......$ 146,301

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $66,000 (825,000 shares at $0.08, which is the last price which the registrant's common equity was sold).

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State  the  number of shares outstanding of each of the  issuer's
classes   of   common   equity,  as  of  the   latest   practical
date................

   As of September 30, 2004, there were approximately 5,725,000 shares of common stock, $0.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes [ ]     No [X]

                        TABLE OF CONTENTS

PART I

Item 1.        Description of Business............................ 4
Item 2.        Description of Property............................ 10
Item 3.        Legal Proceedings.................................. 10
Item 4.        Submission of Matters to a Vote of
                 Security Holders................................. 10

PART II

Item 5.        Market for Common Equity, Related Stockholder
               Matters, and Small Business Issuer Purchases
               of Equity Securities............................... 11
Item 6.        Management's Discussion and Analysis or Plan
               of Operation....................................... 12
Item 7.        Financial Statements............................... 22
Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure............. 22
Item 8.A.      Controls and Procedures............................ 24
Item 8.B       Other Information.................................. 24

PART III

Item 9.        Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.................. 26
Item 10.       Executive Compensation............................. 30
Item 11.       Security Ownership of Certain Beneficial
               Owners and Management and Related
               tockholder Matters................................. 31
Item 12.       Certain Relationships and Related Transactions..... 31
Item 13.       Exhibits........................................... 33
Item 14.       Principal Accounting Fees And Services............. 33

SIGNATURES........................................................ 35

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

                    Our Business Development

     Nortia Capital Partners, Inc. (the "Company") was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek business partners or acquisition candidates. We registered our Company's common stock, par value $0.001 (the "Common Stock")
pursuant to Securities   and  Exchange Commission  ("SEC")
registration statement Form 10-SB on a voluntary basis in order to become a reporting "shell" company, and on March 24, 2000 the SEC approved our Form 10-SB registration statement. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses. Effective August 2, 2004, the Company changed its name to Nortia Capital Partners, Inc. Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Nortia Capital Partners, Inc., a Florida corporation.

     During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. During the development stage, we have raised additional capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the SEC whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940, as amended (the "1940 Act"). We anticipate that we will file a Form N-54 with the SEC pursuant to the provisions of section 54(a) of 1940 Act, to be subject to the  provisions of section 55 through 65 of the Act as the Company has determined that its operating model best approximates that of an investment company and we intend to make investments into eligible portfolio companies. As of the date hereof, we have not yet registered as a BDC.

       Prior to the issuance of this Form 10-KSB, we have not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004
and this annual report on form 10-KSB for the period ended April
30, 2004.

                          Our Business

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

  4. We will not engage in underwriting securities of issuers other than our portfolio companies and only as and to the extent permitted by law. Where portfolio companies are in need of further financing, we may, to facilitate such financing, assist, participate in, or affect a sale or other distribution of securities. In engaging in such activities, the Company may be deemed to be an underwriter within the meaning of the Securities Act of 1933 ("Securities Act"). In no event will more than 25% of the value of the Company's assets be committed at any given time to the underwriting of additional securities of the portfolio companies being offered to the public.

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

  6. We expect to distribute securities of selected portfolio companies to shareholders of the Company pursuant to registration under the Securities Act. Such distribution will broaden the shareholder base of portfolio companies and potentially create a public market for the securities of the portfolio companies.

  7. We do not expect to purchase or sell commodities or commodity contracts, except where necessary to hedge risk or otherwise protect an investment previously made in the regular course of business.

  8. We may make loans to businesses and it is expected that some form of equity position, or the rights to acquire an equity position in the business will usually accompany such loans. We may also acquire an equity interest in businesses we deem to represent good investments.

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

  5. We will acquire our portfolio securities primarily for investment and not for trading purposes. We anticipate that most portfolio securities will be restricted as to resale, and for this reason, along with the nature of our Company's business of making investments in unseasoned business concerns, the turn-over rate of securities in our portfolio may be low. We may, however, dispose of portfolio securities without limitation if our management determines such action to be in our Company's best interests. If we are deemed to be an underwriter with respect to such securities, we may be required to register them under the Securities Act.

  6. We may at any time voluntarily withdraw our election of BDC status if such action is, in the opinion of our board of directors, in the best interest of the shareholders. The 1940 Act requires that such withdrawal of BDC status must be authorized by the vote of a majority of the outstanding voting securities of our Company.

                         Our Facilities

     Our executive and business offices are located at 400 Hampton View Court, Alpharetta, Georgia 30004. We believe this office space is adequate to serve our present needs. We currently do not have a lease on this space and we are not paying rent on this space. It is being provided to our Company by chief executive officer free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office space in the near future and that the cost of the space may be material to our operations.

                          Our Employees

     During the period covered by this report, we had two part time employees, William Bosso, who served as our President, and William R. Colucci, who served as our Vice President and Treasurer.

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

     Additional Risk Related to our Business and Our Company

Going Concern Risk

     We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in
Note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

     We have incurred net losses in prior years and the current year and this has resulted in an accumulated deficit and deficit accumulated during the development stage at April 30, 2004. We had net losses of $163,464 for the year ended April 30, 2004 and $4,026 for the year ended April 30, 2003. In addition, we are in the development stage with minimal revenues from one customer only and we had negative cash flows from operations of $111,288 for the year ended April 30, 2004 and zero for the year ended April 30, 2003. At April 30, 2004, we had a working capital deficit of $183,720, an accumulated deficit of $12,398 from previous business operations and a deficit accumulated during the development stage for our new business operations of $163,464. At August 31, 2004, the Company is also in default on $37,500 of debentures as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

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

     We have substantial current obligations in the form of $250,000 of debentures at April 30, 2004. Although at April 30, 2004, our assets were greater than liabilities, subsequently the temporary unrealized gains from available-for-sale securities decreased significantly. In June and July of 2004, we sold all of the current securities that were liquid at a substantial loss and the remaining securities are restricted as to resale. As a result of these items, the Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations pose risks to our business and stockholders by:

1.   Making it more difficult for us to satisfy our obligations;

2. Requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

3. Impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

4. Making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

     We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default.

No Current Relevant Operating History

     We have no current relevant operating history, and we are a development stage company with minimal revenues. Our Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. The purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability

     We cannot assure you that our Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

Lack of Diversification

     Our Company has limited financial resources and it is unlikely that we will be able to diversify its acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our Company's operations.

Need for Additional Financing

     Our Company's current funds are not adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Item 2.    Properties.

     Our executive and business offices are located at 400 Hampton View Court, Alpharetta, Georgia 30004. We believe this office space is adequate to serve our present needs. We currently do not have a lease on this space and we are not paying rent on this space. It is being provided to our Company by chief executive officer free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office space in the near future and that the cost of the space may be material to our operations.

Item 3.    Legal Proceedings.

     During the period covered by this report, and as of the date hereof, we were/are not a party to any material legal proceedings, nor were/are we aware of any threatened litigation of a material nature.

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

     (b) Holders

     During  the period covered by this report, approximately  19 holders of record held our Common Stock. As of the date this report is filed, approximately 20 holders of record hold our Common Stock.

     (c) Dividends

     No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

     (d) Securities  Authorized  For  Issuance   Under   Equity
Compensation Plans.

     Not applicable.

Recent Sales of Unregistered Securities

     In March 2004, the Company authorized the issuance of (i) 1,150,000 shares of unregistered Common Stock to a Company officer and director in exchange for his services for serving as such, which totals $92,000, or $0.08 per share; and (ii) 1,000,000 shares of Common Stock of the Company to our then President as a bonus for his services as the President of the Company, which totals $80,000, or $0.08 per share. These persons were the only offerees in connection with this transaction. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering. At April 30, 2004, the shares had not been issued and were classified as Common Stock Issuable in the accompanying Financial Statements.

     No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. During the period covered by this report, no other shares of Common Stock have been issued or authorized for issuance by the Company in any other transaction.

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

     Prior to the issuance of this Form 10-KSB, we have not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and
the annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

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

     Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company, future sales of our Common Stock, and from revenues derived from the commencement of our business operations.

OVERVIEW OF COMPANY.

   Since its inception, the Company has suffered losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended April 30, 2004 and 2003, the Company reported net losses of $163,464 and $4,026 respectively. The Company is a development stage company and has had minimal revenues and not implemented its business plan to become a Business Development Company.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:
  - The Company's ability to continue to obtain source of outside financing to support near term operations and to allow the Company to continue to make investments
  - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

     In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of two hundred forty thousand (240,000) shares of the Common Stock of the Company. One hundred twenty thousand (120,000) shares were granted upon the execution of the agreement and the remaining shares will be earned at the rate of 5,000 shares monthly and issued on a quarterly basis. None of the shares have been issued at the date of the financial statements. The initial shares are vested and thus valued at the vesting date at $4,050 or $0.03 per share. Due to the immaterial amount of the valuation, the Company will elect to expense the entire $4,050 rather than recognize the amount evenly over the agreement term. The remaining 120,000 shares will be valued at each issuance date and such value recognized over the remaining term.

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

     In June 2004, we appointed a new President and a director of the Company. The President will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the President will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the President in June 2004 and valued on the grant date at $0.001 per share or $1,150 to be recognized immediately as compensation expense as there was no formal employment agreement or stated
term.   None of the shares have been issued as of the date of
these financial statements.

     In June and July of 2004, we sold 97,500 shares representing all of the remaining available-for-sale securities-current at April 30, 2004. As a result, the Company received $14,405 of proceeds and will recognize a $61,213 realized loss on the sale of the securities.

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

     In August and September 2004, we received $180,000 of proceeds from the issuance of Debentures.

     In September 2004, our Company issued Company Common Stock certificates to respective shareholders representing 3,330,000 shares of previously authorized but unissued shares of our Common
Stock.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

     The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the evaluation of the beneficial conversion feature in debentures, valuation of investments in available-for-sale securities, valuation of common stock issued for services and valuation allowance for deferred tax assets and liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and April 30, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN
     The independent auditors' reports to our financial statements for the year ended April 30, 2004 and April 30, 2003, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, cash used in operations, $37,500 of our debentures being in default as of August 31, 2004 and being in the development stage with minimal revenues raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.


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

VALUATION OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

     Investments in available-for-sale securities are accounted for in accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Per FAS 115, the securities are stated at their fair market value and any difference between cost and market value is recorded as an unrealized gain or loss classified as a separate component of stockholders' equity - accumulated other comprehensive income.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

     The Company issued common stock to two individuals in non-cash transactions during the year ended April 30, 2004. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES

     In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Fiscal year ended April 30, 2004 compared to fiscal year ended April 30, 2003



                                                              Year Ended April 30,
                                                              2004           2003
                                                              ----           ----

Revenues                                                    $  146,301    $       -

Operating Expenses
General and administrative                                      75,133          4,026
Compensation                                                   186,799            -
Directors fees                                                  12,000            -
Professional                                                    20,000            -
                                                             -------------------------
Total Operating Expenses                                       293,932          4,026
                                                             -------------------------

Income (Loss) from Operations                                 (147,631)        (4,026)

Other Income (Expense)
Interest expense                                               (11,447)           -
Interest income                                                     11            -
                                                             -------------------------

Total Other Income (Expense)                                   (11,436)           -
                                                             -------------------------

Net Loss Before Income Tax                                    (159,067)        (4,026)
                                                             -------------------------
Income tax expense                                              (4,397)           -
                                                             -------------------------

Net loss                                                    $ (163,464)    $   (4,026)
                                                             =========================

Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities, net         139,052            -
                                                             -------------------------

Total Comprehensive Income (Loss)                           $  (24,412)    $   (4,026)
                                                             =========================


Revenues:
---------

     In September 2003, we entered into a consulting contract with a publicly traded company. We are providing consulting services to this company in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares as compensation for services and have accounted for $146,301 of consulting fees earned during the year ended April 30, 2004 as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

     Operating expenses increased $289,907, or 2066%, to $293,933 for 2004 from $4,026 for 2003. The increase was primarily the result of an $186,799 increase in compensation, a $12,000 increase in directors' fees and a $71,107 increase in general and administrative. The increase in compensation was primarily from $160,000 of stock issued for compensation to two individuals and the increase in director's fees of $12,000 was from stock issued for these services. For the issuance of this stock, they were expensed immediately as compensation expense and director's fees as there was no formal employment agreement or stated term.

     The increase in general and administrative was primarily the result of $26,282 of accounting fees and $20,000 of legal fees.
These expenses have been incurred as the Company has emerged from being dormant and entered a new development stage.

Other Expense:
--------------

     Other expense increased $11,436, or 100% to $11,436 for 2004 from zero in 2003. The increase was primarily due to the accrual for interest expense on debentures issued in 2004.

Income Tax Expense:
-------------------

Income tax expense increased $4,397, or 100% to $4,397 for 2004 from zero in 2003. The increase was due to non-deductible stock issuances putting the Company into a net income position and the recoding of the applicable income tax expense.

Other Comprehensive Income:
---------------------------

Other comprehensive income increased $139,052, or 100% to $139,052 for 2004 from zero in 2003. The increase was due to unrealized gains on available-for-sale securities of $185,000, offset by unrealized losses of $45,948.

Liquidity and Capital Resources:
--------------------------------

     Cash was $8,764 at April 30, 2004 as compared to $0 at April 30, 2003 and working capital deficit was $183,721 at April 30, 2004 as compared to $5,007 at April 30, 2003. The increase in the working capital deficit primarily the result of the Company issuing $250,000 of debentures during the year ended April 30, 2004.

Operating Activities
--------------------

     Cash used in operating activities was $111,288 for the year ended April 30, 2004 compared to zero for the year ended April 30, 2003. The increase in cash used resulted primarily from a $146,301 increase in non-cash revenue and a $159,438 increase in the net loss offset by a $160,000 increase in stock issued for compensation, $12,000 increase in stock issued for director's fees and a $5,000 increase in debentures issued for legal services.

Investing Activities
--------------------

     Cash used in investing activities was $49,948 for the year ended April 30, 2004 compared to zero for the year ended April
30, 2003. The increase in cash used resulted from the purchase of available-for-sale securities.

Financing Activities
--------------------

     Cash flows provided by financing activities was $170,000 for the year ended April 30, 2004 while there were no cash financing activities for the year ended April 30, 2003. The increase in cash provided by financing activities was due to $170,000 of cash proceeds received by the Company from the issuance of debentures.

     Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures.

     The debenture obligations pose a significant liquidity risk to our business and stockholders by requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. Additionally, these debt obligations may impede us from obtaining additional financing in the future for working capital, capital expenditures and other corporate requirements and may make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The following summarizes our debt obligations at April 30, 2004:

SHORT-TERM DEBT

Debentures:
-----------

$250,000 Debentures, dated May 2003 through March 2004, bearing interest at 10% per annum and due in 12 months

                                                         $250,000
                                                         ========

     From May through March of 2003, we received $170,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. As previously discussed, we anticipate filing to become a BDC in the near future. Upon SEC acceptance of our BDC election, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

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

     At April 30, 2004, we had $250,000 of debentures outstanding. As of August 31, 2004, $37,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875.
The Company is in discussions with the debenture holders concerning the default.

Equity Financing

None

Liquidity

     To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash from operations to fund our operating activities through the end of fiscal 2005. Presently, we have only one source of revenues and we cannot assure you that we can obtain sufficient proceeds, if any, and borrowings under any interim financing we are able to secure that will be sufficient to meet our projected cash flow needs.

     Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the implied market value of our Common Stock and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. Failure to obtain commitments for interim financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

     We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004 and in August and September 2004, we have received another $180,000 of proceeds from the issuance of Debentures. We will utilize those funds to cover our current obligations. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates the issuance of up to $1,000,000 of the Company's common stock. Additionally, we are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

     As a result of the above items, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months.

Contractual Obligations and Commercial Commitments

     The following table highlights, as of April 30, 2004, our contractual obligations and commitments by type and period:


                                Payments Due by Period
                                ----------------------
                                          Less than               4-5       After 5
                                          ---------               ---       -------
Contractual Obligations       Total        1 year    1-3  years   years      years
-----------------------       -----        ------    ----------   -----      -----

Short-Term Debt:
----------------

Debentures                  $  250,000   $ 250,000    $    -      $    -    $    -
                            ----------   ---------    ------      ------    ------
Total Short-Term Debt       $  250,000   $ 250,000    $    -      $    -    $    -
                            ==========   =========    ======      ======    ======


Recent Accounting Developments

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

     In  November  2002, the FASB issued FASB Interpretation  No.
45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee.
In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or liquidity.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51
requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

2004 OUTLOOK

     Our Company's ability to invest further will be heavily dependent on our Company securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

Item 7.    Financial Statements.

     Our  Financial  Statements  are  attached  as  Appendix   A
(following  Exhibits) and included as part of  this  Form  10-KSB
Report.   A  list  of  our Financial Statements  is  provided  in
response to Item 13 of this Form 10-KSB Report.

Item 8. Changes In And Disagreements With Accountants On
        Accounting and Financial Disclosure.

     On March 15, 2004, the Company's audit committee was notified by Ahearn, Jasco + Company, P.A., certified public accountants ("Ahearn") that Ahearn will decline to stand for reappointment as the Company's auditors for its year ending April 30, 2004. Ahearn also resigned as the independent accountants for the review of our quarterly information for the quarters ended during the fiscal year ending April 30, 2004. Ahearn has reported on our financial statements as the independent auditor of the Company from April 15, 1999 (our inception) through our year ended April 30, 2003. As of the date hereof, the Company's Board of Directors has not yet voted to replace its independent accountant.

     The issued reports did not contain any adverse opinion, disclaimer or opinion, or modification as to uncertainty, audit scope or accounting principles; except that, such reports contained an explanatory paragraph relating to substantial doubt regarding the uncertainty of the Company's ability to continue as a going concern. From April 15, 1999 through March 15, 2004, there were no disagreements between the Company and Ahearn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company is in the process of filing its past due reports with the Securities and Exchange Commission ("SEC") in order to be current in connection with the Company's reporting obligations to the SEC. As of January 28, 2004, the Company was current in its filing obligations up to its fiscal year ended April 30, 2003, but has not filed with the SEC its required reports on Forms 10-QSB for the quarterly periods ended July 31, 2003, October 31, 2003 and January 31, 2004, and did not provide Ahearn with the materials and information necessary for Ahearn to perform their required reviews. As a result, Ahearn notified the Company on March 15, 2004 that Ahearn was of the belief that the Company has neither the resources nor the desire to maintain a current reporting status, and therefore believed that the operation of the Company's disclosure controls and procedures was ineffective, which is contrary to what the Company reported in its April 30, 2003 Form 10-KSB. Neither the Company's audit committee nor the board of directors discussed this matter with Ahearn. The Company has authorized Ahearn to respond fully to the inquiries of the Company's successor accountant concerning the above.

     As of the date this report is filed, our Company's new principal executive officers and financial officers have made significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. In particular, the Company has adopted an independent audit committee, has committed funds for legal and accounting work and the preparation of financial statements and audits, and has brought the Company out of its dormant period as of May 2003, all of which enables our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures. We are currently in the process of bringing the Company current with all of its filing obligations with the SEC and once we accomplish that objective, the Company considers itself to be in a favorable position to maintain its current reporting status to the SEC.

     On May 6, 2004, the Company engaged De Leon & Company, P.A as its new independent accountants for its fiscal year ending April 30, 2004 and for the review of its quarterly information for the quarters ended during the fiscal year ending April 30, 2004. The Company's audit committee of the board of directors approved this engagement. In the Company's two most recent fiscal years and any subsequent interim period to the date hereof, neither the Company, nor anyone on behalf of the Company, has consulted with De Leon & Company, P.A. regarding either: (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement," or "event" as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

     On June 15, 2004, the Company dismissed De Leon & Company, P.A ("De Leon ") as the Company's independent certified public accountants. The decision to change accountants was unanimously approved by the Company's board of directors. De Leon issued no reports on behalf of the Company during its short-term engagement. Therefore, De Leon issued no report that contained any adverse opinion, disclaimer or opinion, or modification as to uncertainty, audit scope or accounting principles. From May 6, 2004 through June 15, 2004, there were no disagreements between the Company and De Leon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. From May 6, 2004 through June 15, 2004, the date of dismissal and termination of the engagement of De Leon, there were no disagreements with De Leon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Leon, would have caused De Leon to make reference thereto in, or in connection with, their reports on financial statements for the period from May 6, 2004 through June 15, 2004.

     Also, on June 15, 2004, the Company engaged Salberg & Company, P.A as its new independent accountants for its fiscal year ending April 30, 2004 and for the review of its quarterly information for the quarters ended during the fiscal year ending April 30, 2004. The Company's board of directors unanimously approved this engagement. In the Company's two most recent fiscal years and any subsequent interim period to the date hereof, neither the Company, nor anyone on behalf of the Company, has consulted with Salberg & Company, P.A. regarding either: (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement," or "event" as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

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

Item 8B. Other Information.

     At   April   30,   2004,  we  had  $250,000  of   debentures
outstanding. As of August 31, 2004, $37,500 of the debentures are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

     In  June 2004, we appointed our then President as the  Chief
Executive Officer and the Chairman of the Board.

     In June 2004, we appointed a new President and a director of the Company. The President will be compensated in the form of one million (1,000,000) shares of Common Stock of the Company. Additionally, the President will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. In total, one million one hundred fifty thousand (1,150,000) shares of Common Stock were granted to the President in June 2004 and valued on the grant date at $0.001 per share or $1,150 to be recognized immediately as compensation expense as there was no formal employment agreement or stated term.

     In July 2004, our Chief Executive Officer and Chairman of the Board, was elected President and a director of another publicly held company that we have an investment in and a consulting agreement with. Additionally, our President and a director was also elected Chief Executive Officer and a director of this other publicly held company, thereby making this investment, an investment in affiliate commencing July 2004.

     In August and September 2004, we received $180,000 of proceeds from the issuance of Debentures.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

(a) Identity of directors and executive officers during the period covered by this report.



Name                    Age     Position               Term/Period Served
----                    ---     --------               ------------------


William  J.  Bosso,     54      Director, President    1yr./April 2003

Harrysen    Mittler     51      Director, Chief        1yr/March 2004
                                Financial Officer

William  R.  Colucci    65      Director,  Treasurer,  1yr./since inception
                                Secretary

John W. Benton, III     52      Director               1yr./April 2003

J.P. Baron, II          43      Director               1yr./April 2003



(b) Business experience of directors and executive officers during the period covered by this report.

     Mr. Bosso has served as a director and president of the Company since April 2003. Mr. Bosso has served as a consultant to privately and publicly held corporations for the past 12 years. From 1992-1993, he served as Vice President of OCG Technologies, Inc. a medical appliance, healthcare software and medical billing company, and from 1994-1997, he served as President and CEO of Affinity Entertainment, Inc., a television and movie company. Prior to that Mr. Bosso was an account executive with Paine Webber. Mr. Bosso has been a consultant to businesses in the Telecommunications, Insurance, Airline, Medical, Entertainment, Stock Transfer, Financial Communications, Restaurant and Golf Equipment industries. Mr. Bosso brings 15+ years experience in the public markets with him, including numerous contacts in all aspects of operating a publicly held business. He has assisted in bringing companies public, through forward mergers, reverse mergers and acquisitions. He has provided financing personally, and through traditional means of private equity investment. Mr. Bosso also has extensive experience in financial public relations, with access to a vast number of public relations and financial communications firms.

Mr. Mittler has served as a Director and Chief Financial Officer of the company since March of 2004. He has over twenty years of experience in corporate finance, business administration and commerce. Previously he served as a corporate and management consultant to various enterprises and functioned as an in house accountant for Deloitte Haskins & Sells. He has also served in a senior executive capacity with several public companies since 1995. Between May 2002 and September 2003, Mr. Mittler served as Chairman of the Board and Chief Executive Officer of Too Gourmet,

Inc., an internet based retail grocer. The company announced the acquisition of certain patented assets and intellectual property from a German based medical laboratory specializing in the research, analysis, and in vitro diagnosis of live human tissue samples for allergic and immunological related disorders in September 2003. During the period between March 2001 and April 2002, Mr. Mittler served as Chairman of the Board and President of Grand Prix Sports, Inc., a publicly traded motor sports company that owned a 40% interest in Nordic Racing Ltd., a FIA F3000 racing team. The title sponsor of the team was Coca-Cola Europe, other major sponsors included: Jet Fuels, a division of Conoco, and Eurosport, a leading broadcaster of major sporting events in Europe. The FIA F3000 International Racing Series is regarded as the auto racing support venue for the popular Formula 1 International Auto Racing Championship Series showcased globally. Between 1995 and 1999, Mr. Mittler served as Director, President and Chief Financial Officer of Wordcraft Systems, Inc., a publicly traded software company. The company held original equipment manufacturer (OEM) and software distribution agreements with several major manufacturers of automated office equipment including: Minolta, Mita, Copystar, Panasonic, Pitney Bowes, Sharp Electronics and others.

     Mr.   Colucci  has  served  as  a  director,  secretary  and
treasurer of the Company since its inception in April 1999. Mr. Colucci is the former president of the Company. Mr. Colucci is also presently a private business consultant who provides investment banking and business consulting services. Additionally, Mr. Colucci is an officer and director of BF Acquisition Group II, Inc., BF Acquisition Group III, Inc., BF Acquisition Group IV, Inc., and BF Acquisition Group V, Inc. From September 1997 to December 1999, Mr. Colucci served as a director of Net Lnnx, Inc., a publicly traded corporation, which, in March 1999, reorganized with PrintOnTheNet.Com, Inc. a company that provided printing services on the Internet via e-commerce. Prior to this reorganization, Net Lnnx, Inc. served as a "shell" corporation. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded corporation. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate onsulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly traded chemical and paint manufacturing division of United Technologies, Inc., which is traded on the New York Stock Exchange, and Butcher & Sherrerd, a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr. Colucci received his Bachelor of Science egree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

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

     Mr. Baron has served as a director of the Company since April 2003. He also presently serves as Chairman and Chief executive officer of Cogen, Inc. He currently holds substantial interests in an airline, steel erection company, construction company, Caribbean resort and casino, and real estate. Mr. Baron has been an investor, founder, developer, builder and financier of many businesses during the past 20 years. He is experienced in various sectors such as: Real Estate Development, Commodities
Trading,   Oil   and  Gas,  Financial  Services,  Noble   Metals,
Communications, Entertainment, and Environment/Energy.  He serves
on   the   advisory  boards  of  several  pre-public  and  public
companies. Some of Mr. Baron's accomplishments include:   turning
around a failing real estate appraisal firm which later became a $4 Million dollar a year enterprise in 24 months and, becoming the largest real estate appraisal firm in Ontario, Canada; as Vice President of a real estate investment and syndication firm, Mr. Baron's team generated over $300 Million in syndicated real estate investment sales to the public and developing a flat-rate long distance telephone conduit/corridor marketed to university students. Several major participants in the telecommunication industry later emulated this concept.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Harrysen Mittler and Mr. Matthew Henninger, each an officer, director and beneficial owner of more than 10% of the registrant's common stock, did not file their required Form 3 in March 2004 and June 2004, respectively. Additionally, Mr. William J. Bosso, an officer, director and beneficial owner of more than 10% of the registrant's common stock, did not to file his required Form 4 in March 2004. To the best of our knowledge, no other officer, director and/or beneficial owner of more than 10% of our Common Stock, did not file reports as required by
Section 16(a) of the Exchange Act during the period covered by this report.

     Code of Ethics

     The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

     Family Relationships

     None

     Certain Legal Proceedings

     None

Item 10.   Executive Compensation.



                            Executive Compensation


                                                       Long Term Compensation
                                                   -----------------------------
                            Annual Compensation                            Awards                      Payouts
---------------------------------------------------------------------------------------------------  ----------
(a)                    (b)     (c)       (d)          (e)           (f)             (g)                (h)
                                                                     Restricted       Securities
Name &                                             Other Annual       Stock          Underlying/      LTIP       All Other
Position               Year  Salary($)  Bonus($)  Compensation($)   Award(s)($)(1)  Options/SARs(#)  Payouts($)   Comp($)
--------------------------------------------------------------------------------------------------------------------------
William Bosso          2002    -0-       -0-           -0-              -0-              -0-            -0-        -0-
Director, President    2003    -0-       -0-           -0-            1,150(1)           -0-            -0-        -0-
                       2004    17,500    -0-           -0-           80,000(2)           -0-            -0-        -0-

Harrysen Mittler       2002    -0-       -0-           -0-              -0-              -0-            -0-        -0-
Director, Chief        2003    -0-       -0-           -0-              -0-              -0-            -0-
Financial Officer,     2004    -0-       -0-           -0-           92,000(3)           -0-            -0-        -0-
--------------------------------------------------------------------------------------------------------------------------



(1)  In  April 2003, the Company issued 1,150,000 shares  of  its
$0.001 par value Common Stock to William J. Bosso. Of the 1,150,000 shares, 1,000,000 were issued for his services as President of the Company and 150,000 were granted for his services as a Director of the Company. The shares were valued at $0.001 per share or $1,150.

(2) In March 2004, the Company granted 1,000,000 shares of its $0.001 par value Common Stock to William J. Bosso for his services as President of the Company. The shares were valued at $0.08 per share and $80,000 was recorded as compensation expense in the accompanying Financial Statements as there was no stated term or agreement. At April 30, 2004, the shares had not been issued and have been recorded as Common Stock Issuable.

(3) In March 2004, Mr. Mittler was elected Chief Financial Officer and a Director of the Company. The Company granted Mr. Mittler 1,150,000 shares of its $0.001 par value Common Stock a compensation for his services, 1,000,000 as Chief Financial Officer and 150,000 as a Director. The shares were valued at $0.08 per share and $80,000 was recorded as compensation expense and $12,000 as directors fees in the accompanying Financial Statements. At April 30, 2004, these shares were not issued and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

During the period covered by this report, no other executive officer of our Company received any type of salary or other compensation in connection with their employment as such; and no employment agreement was entered into with any of our officers.

     Compensation of Directors

     During the fiscal year ending April 30, 2004, other than as described herein, no director received any type of compensation from our Company for serving as such. See "Recent Sales of Unregistered Securities" and "Executive Compensation"


     Employee Stock Option Plan

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

Item 11.   Security Ownership Of Certain Beneficial Owners and Management.

              Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:


Name and Address               Amount and Nature               Percent
of Beneficial Owner            of Beneficial Ownership       of Class(1)
-------------------            -----------------------       -----------

William J. Bosso                  2,150,000 (2)                 48.58%
400 Hampton View Court
Alpharetta, Georgia 30004

Harrysen Mittler                  1,150,000 (3)                 25.99%
6-2400 Dundas Street West
#139 Mississauga
Ontario, Canada L5K 2R8

William R. Colucci                  300,000                      6.77%
2501 Turk Boulevard
San Francisco, California 94118

David M. Bovi                       225,000                      5.08%
319 Clematis Street, Suite 700
West Palm Beach, Florida 33401


_________________________________________________________________

  1. Based upon 4,425,000 shares of Company Common stock, consisting of 2,275,000 shares of the Company's Common Stock outstanding as of April 30, 2003, the end of the fiscal year covered by this report, and 2,150,000 shares of the Company's Common Stock authorized for issuance as of April 30, 2004, but subsequently issued thereafter.

  2. Consists of 1,150,000 shares of Company Common Stock, outstanding as of April 30, 2003, and 1,000,000 shares of the Company's Common Stock authorized for issuance as of April 30, 2004, but subsequently issued thereafter.

  3. Consists of 1,150,000 shares of Company Common Stock authorized for issuance as of April 30, 2004, but subsequently issued thereafter.

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:


Name and Address              Amount and Nature             Percent
of Beneficial Owner           of Beneficial Ownership      of Class(1)
-------------------           -----------------------     ------------

William J. Bosso                    2,150,000 (2)            48.58%
400 Hampton View Court
Alpharetta, Georgia 30004

Harrysen Mittler                    1,150,000 (3)            25.99%
6-2400 Dundas Street West
#139 Mississauga
Ontario, Canada L5K 2R8

William R. Colucci                    300,000                 6.77%
2501 Turk Boulevard
San Francisco, California 94118

John W. Benton, III                   150,000                 3.38%
4609 Village Green Drive
Roswell, Georgia 30075

J.P. Baron, II                        150,000                 3.38%
701 Rossland Road East, Suite 382
Whitby, Ontario Canada L1N9K3

All Officers and Directors
as a Group (4 persons).             3,900,000                 88.1%

________________________________________________________________

  1. Based upon 4,425,000 shares of Company Common stock, consisting of 2,275,000 shares of the Company's Common Stock outstanding as of April 30, 2003, the end of the fiscal year covered by this report, and 2,150,000 shares of the Company's Common Stock authorized for issuance as of April 30, 2004, but subsequently issued thereafter.

  2. Consists of 1,150,000 shares of Company Common Stock, outstanding as of April 30, 2003, and 1,000,000 shares of the Company's Common Stock authorized for issuance as of April 30, 2004, but subsequently issued thereafter.

  3. Consists of 1,150,000 shares of Company Common Stock authorized for issuance as of April 30, 2004, but subsequently issued thereafter.

     Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.   Certain Relationships And Related Transactions.

     In July 2004, William J. Bosso, our Chief Executive Officer and Chairman of the Board, was elected President and a director of another publicly held company, a company that we have an investment in and a consulting agreement with. Additionally, Matthew T. Henninger, our current President, and a director was also elected Chief Executive Officer and a director of this other publicly held company, thereby making this investment, an investment in affiliate commencing July 2004.

Item 13.  Exhibits


INDEX TO EXHIBITS.

Exhibit No.     Description of Exhibit
--------------------------------------

(10)
       10.1   Consulting Agreement dated March 31, 2004.

(31)
       31.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
       32.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees And Services

Audit Fees

     The aggregate fees billed for the year ended April 30, 2004 for professional services rendered by Salberg & Company, P.A. ("Salberg") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2004 was $27,000.

The aggregate fees billed for the year ended April 30, 2003 for professional services rendered by Ahearn, Jasco + Company, P.A. ("Ahearn") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2003 was $2,550.

Audit-Related Fees.

     No fees were billed for the year ended April 30, 2004 for assurance and related services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     No fees were billed for the year ended April 30, 2003 for assurance and related services by Ahearn that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees

     No fees were billed for the year ended April 30, 2004 for tax compliance, tax advice, or tax planning services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     The aggregate fees billed for the year ended April 30, 2003 for professional services rendered by Ahearn for tax compliance, tax advice, or tax planning services for the year ended April 30, 2003 was $250.

All Other Fees

     No fees were billed for the year ended April 30, 2004 for products and services provided by Salberg, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax
Fees categories above.

     No fees were billed for the year ended April 30, 2003 for products and services provided by Ahearn, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg or Ahearn. All the services performed by Salberg and Ahearn that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on Salberg's engagement to audit the Company's financial statements for the year ended April 30, 2004 or on Ahearn's engagement to audit the Company's financial statements for the year ended April 30, 2003 were attributed to work performed by persons other than Salberg's or Ahearn's full-time, permanent employees.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Bosso
   ----------------------------
   William Bosso, President

Dated: October 8, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Bosso
   ----------------------------
   William Bosso, Chief Executive Officer, Director

Dated: October 8, 2004

By: /s/ Matthew T. Henninger
   ----------------------------
   Matthew T. Henninger, President, Director

Dated: October 8, 2004


By: /s/ Harrysen Mittler
   ----------------------------
   Harrysen Mittler, Chief Financial Officer, director

Dated: October 8, 2004


By: /s/John W. Benton
   ----------------------------
      John W. Benton, Director

Dated: October 8, 2004


By: /s/ J.P. Baron, II
   ----------------------------
   J.P. Baron, II, Director

Dated: October 8, 2004

                                  Appendix A
                             Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

F-1 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR YEAR ENDED APRIL 30, 2004.

F-2 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR YEAR ENDED APRIL 30, 2003.

F-3       BALANCE SHEET AT OF APRIL 30, 2004

F-4       STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

F-5 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

F-6       STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30, 2004 AND 2003

F-7-F-17  NOTES TO FINANCIAL STATEMENTS




       Report of Independent Registered Public Accounting Firm
       -------------------------------------------------------

To the Board of Directors and Shareholders of:
Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) (a development stage company)

We have audited the accompanying balance sheet of Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) (a development stage company) as of April 30, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from May 1, 2003 (inception of development stage) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of April 30, 2003 were audited by other auditors whose report dated October 16, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) (a development stage company) at April 30, 2004, and the results of its operations and its cash flows for the year then ended and for the period from May 1, 2003 (inception of development stage) to April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net loss in 2004 of $163,464, working capital deficit of $183,721 at April 30, 2004, accumulated deficit and deficit accumulated during the development stage at April 30, 2004 of $12,398 and $163,464, respectively, cash used in operations of $111,288 in 2004 and default on certain debentures subsequent to April 30, 2004 raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 2, 2004

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------

To the Board of Directors of
Nortia Capital  Partners, Inc., formerly BF Acquisition Group I, Inc.

We have audited the accompanying statements of operations, changes in stockholders' equity (deficiency), and cash flows of Nortia Capital Partners, Inc. (formerly BF Acquisition Group I, Inc.) for the year ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Nortia Capital Partners, Inc. (formerly BF Acquisition Group I, Inc.) for the year ended April 30, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying year 2003 financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited operations, and its level of revenues is not sufficient to cover all incurred expenses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO & COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
October 16, 2003

                          Nortia Capital Partners, Inc.
                     (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
                                Balance Sheet
                              At April 30, 2004

                                   ASSETS
                                   ------

Current Assets
Cash                                               $    8,764
Investments - current:
 Available-for-sale securities
    Equities at fair market value                      84,000
                                                   ----------
Total Investments - current                            84,000
                                                   ----------
Total Current Assets                                   92,764
                                                   ==========

Other Assets
Accounts receivable                                    86,301
Investments - non-current:
 Available-for-sale securities
    Equities at fair market value                     240,000
                                                   ----------
Total Investments - non-current                       240,000
                                                   ----------
Total Other Assets                                    326,301
                                                   ----------

Total Assets                                          419,065
                                                   ==========

                                  LIABILITIES
                                  -----------
Current Liabilities
Accounts payable                                        5,000
Due to related party                                    1,113
Accrued expenses                                       20,372
Debentures                                            250,000
                                                   ----------
Total Current Liabilities                             276,484
                                                   ==========

Commitments and Contingencies (Note 9)


                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock, Series B, $0.001 par value,
5,000,000 shares authorized, none issued and
outstanding                                        $        -
Common stock, $0.001 par value, 50,000,000
shares authorized 2,275,000 shares issued
and outstanding                                         2,275
Common stock issuable, 2,150,000 shares                 2,150
Additional paid in capital                            174,966
Accumulated deficit                                   (12,398)
Deficit accumulated during development stage         (163,464)
Accumulated other comprehensive income, net           139,052
                                                   ----------
Total Stockholders' Equity                            142,581
                                                   ==========

Total Liabilities and Stockholders' Equity         $  419,065
                                                   ==========

The accompanying notes are an integral part of the financial statements

                         Nortia Capital Partners, Inc.
                      (f/k/a BF Acquisition Group I, Inc.)
                         (A Development Stage Company)
                           Statements of Operations


                                                                     Period from
                                                                     May 1, 2003
                                                  Year Ended         (Inception of
                                                   April 30,        Development Stage)
                                              2004          2003    to April 30, 2004
                                        -------------------------- -------------------

Revenues                                $    146,301   $     -       $    146,301

Operating Expenses
General and administrative                    75,133     4,026             75,133
Compensation                                 186,799         -            186,799
Directors fees                                12,000         -             12,000
Professional                                  20,000         -             20,000
                                        -----------------------      -------------
Total Operating Expenses                     293,932     4,026            293,932
                                        -----------------------      -------------

Loss from Operations                        (147,631)   (4,026)          (147,631)

Other Income (Expense)
Interest expense                             (11,447)        -            (11,447)
Interest income                                   11         -                 11
                                        -----------------------      -------------

Total Other Income (Expense)                 (11,436)        -            (11,436)
                                        -----------------------      -------------

Net Loss Before Income Tax                  (159,067)   (4,026)          (159,067)
                                        -----------------------      -------------

Income tax expense                            (4,397)        -             (4,397)
                                        -----------------------      -------------

Net loss                                 $  (163,464)  $(4,026)      $   (163,464)
                                        =======================      =============

Comprehensive Income (Loss)
Unrealized gains on available-for-sale
  securities, net                            139,052         -            139,052
                                        -----------------------      -------------

Total Comprehensive Income (Loss)        $   (24,412)  $(4,026)      $    (24,412)
                                        =======================      =============

Net Loss Per Share - Basic and Diluted   $     (0.07)  $ (0.00)      $      (0.07)
                                        =======================      =============

Weighted Average Shares                    2,457,603   945,833          2,457,603
                                        =======================      =============



The accompanying notes are an integral part of the financial statements.

                         Nortia Capital Partners, Inc.
                     (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
           Statement of Changes in Stockholders' Equity (Deficiency)
                      Years ended April 30, 2004 and 2003


                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                                               Common Stock    Additional              During
                                       Preferred Stock      Common Stock         Issuable        Paid-In  Accumulated Development
                                        Shares   Amount   Shares      Amount  Shares    Amount   Capital    Deficit     Stage
                                       ------------------------------------------------------------------------------------------

BALANCE AT  APRIL 30, 2002                 -     $  -      825,000    $   825   -        $    -  $  5,116  $ (8,372)  $     -

Common stock issued for services -
      $0.001 per share                     -        -    1,450,000      1,450
  Net loss, year ended April 30, 2003      -        -            -          -   -             -         -    (4,026)        -
                                       -----------------------------------------------------------------------------------------
BALANCE AT  APRIL 30, 2003                 -        -    2,275,000      2,275   -             -     5,116   (12,398)        -

  Common stock issued for compensation
  and directors fees - $0.16 per share     -        -            -          -  2,150,000  2,150   169,850         -         -
  Unrealized gains on available-for-sale
  securities, net                          -        -            -          -      -          -         -         -         -
  Net loss, year ended April 30, 2004      -        -            -          -      -          -         -         -    (163,464)
                                       -----------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2004                  -     $  -    2,275,000    $ 2,275  2,150,000 $2,150  $174,966  $(12,398)  $(163,464)
                                       =========================================================================================



Statement of Changes in Stockholders' Equity (Deficiency)
Years ended April 30, 2004 and 2003 (Contd..)




                                         Accumulated      Total
                                            Other       Stockholders'
                                        Comprehensive      Equity
                                            Income       (Deficiency)
                                        ------------------------------
BALANCE AT  APRIL 30, 2002                $      -      $     (2,431)

Common stock issued for services -
      $0.001 per share                                         1,450
  Net loss, year ended April 30, 2003            -            (4,026)
                                        ------------------------------
BALANCE AT  APRIL 30, 2003                       -            (5,007)

  Common stock issued for compensation
  and directors fees - $0.16 per share           -           172,000
  Unrealized gains on available-for-sale
  securities, net                             139,052         139,052
  Net loss, year ended April 30, 2004           -          (163,464)
                                        ------------------------------
BALANCE AT APRIL 30, 2004                 $  139,052    $    142,581
                                        ==============================




The accompanying notes are an integral part of the financial statements.

                       Nortia Capital Partners, Inc.
                   (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                                    Period from
                                                                                    May 1, 2003
                                                               Year Ended          (Inception of
                                                              April 30,          Development Stage)
                                                           2004       2003       to April 30, 2004
                                                       ----------- -----------   -----------------
Cash Flows From Operating Activities:
Net loss                                              $  (163,464)   $ (4,026)      $     (163,464)
Adjustments to reconcile net loss to net cash
  used in operations:
 Debentures issued for legal services                       5,000           -                5,000
 Common stock issued for services                               -       1,450                    -
 Common stock issued for compensation                     160,000           -              160,000
 Common stock issued for directors fees                    12,000           -               12,000
 Common stock based revenue                              (146,301)          -             (146,301)
Changes in operating assets and liabilities:
 Decrease (increase) in prepaid expenses                      540        (540)                 540
 Increase in accounts payable                               5,000           -                5,000
 Increase in due to related party                           1,113           -                1,113
 Increase in accrued expenses                              14,824       3,116               14,824
                                                      ------------   ---------     ----------------
Net Cash Used In Operating Activities                    (111,288)          -             (111,288)
                                                      ------------   ---------     ----------------
Cash Flows From Investing Activities:
 Purchase of available for sale securities                (49,948)          -              (49,948)
                                                      ------------   ---------     ----------------
Net Cash Used In Investing Activities                     (49,948)          -              (49,948)
                                                      ------------   ---------     ----------------
Cash Flows From Financing Activities:
 Proceeds from issuance of debebtures                     170,000           -              170,000
                                                      ------------   ---------     ----------------
Net Cash Provided By Financing Activities                 170,000           -              170,000
                                                      ------------   ---------     ----------------

Net Increase in Cash                                        8,764           -                8,764

Cash at Beginning of Period                                     -           -                    -
                                                      ------------   ---------     ----------------

Cash at End of Period                                 $     8,764    $      -       $        8,764
                                                      ============   =========     ================
Cash interest paid                                    $         -    $      -       $            -
                                                      ============   =========     ================

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
---------------------------------------
Debentures issued for available-for-sale securities   $    75,000    $      -           $   75,000
Unrealized gains on available-for-sale
  securities, net                                         139,052           -              139,052


The accompanying notes are an integral part of the financial statements.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


1.   HISTORY AND NATURE OF BUSINESS

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

Prior to the issuance of this Form 10-KSB, we have not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003 and January 31, 2004 and this annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period (See Note 9 - Commitments and Contingencies).

Effective August 2, 2004, the Company changed its name to Nortia
Capital Partners, Inc.

2.   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $163,464 and net cash used in operations of $111,288 for the year ended April 30, 2004, a deficit accumulated during the development stage of $163,464 at April 30, 2004 and a working capital deficit of $183,721 at April 30, 2004. Additionally, the Company is in default of $37,500 of Debentures as of April 30, 2004 (see Note 5 - Debentures). During the year ended April 30, 2004, the Company recorded other comprehensive income of $139,052, net of $45,948 of unrealized losses, comprised of unrealized gains and losses on available-for-sale securities. However, as discussed in Note 11 - Subsequent Events, this temporary gain for the year ended April 30, 2004 would be significantly lower based upon the current stock price of the securities comprising this gain.

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

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


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

We obtained $170,000 of proceeds from the issuance of Debentures this year and in August and September 2004, we have received another $180,000 of proceeds from the issuance of Debentures. We will utilize those funds to cover our current obligations. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates the issuance of up to $1,000,000 of the Company's common stock. Additionally, we are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

As a result of the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


Note 3   Summary of Significant Accounting Policies
---------------------------------------------------

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the evaluation of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock granted for services and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Accounts Receivable

Accounts receivable result from the sale of the Company's services and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates recorded value at April 30, 2004.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. At April 30, 2004, the Company had no stock options or warrants outstanding.

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

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


Loss per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive income, net of comprehensive losses. Other comprehensive income for the Company consists of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity

New Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others. The enterprise providing the guarantee is required to recognize a liability for the fair value of the guarantee and disclose the information in its interim and annual financial statements. The Company has recorded a liability for the fair value of a guarantee at December 31, 2003 (See Short-Term and long-Term Debt Note 9).

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the first quarter of 2003. The adoption of SFAS 148 did not have a significant impact on our financial position and results of operations.

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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial position and results of operations.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


4.     ACCOUNTS RECEIVABLE

Accounts receivable at April 30, 2004 represents the value of securities due for services and is classified as non-current in that the securities are classified as non-current (See Note 1 -
Revenue Recognition).

5.     INVESTMENTS

The following is a summary of the investments in available-for-sale securities classified as current assets at April 30, 2004:


Available-for-Sale    Cost     Gross       Gross    Estimated Fair
   Securities         ----   Unrealized  Unrealized     Value
   ----------                  Gains      Losses        -----
                               -----      ------
Equity securities   $81,243    $5,000     $2,243       $84,000
                    =======    ======     ======       =======


In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the same publicly held company discussed below. In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we recorded the 100,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $5,000 unrealized gain has been classified as a separate component of stockholders' equity - accumulated other comprehensive income.

In April 2004, we purchased 5,000 shares of freely trading common stock for $6,243 in the same publicly held company as discussed above. In accordance with FAS 115, we recorded the 5,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $2,243 unrealized loss has been classified as a separate component of stockholders' equity - accumulated other comprehensive income (See Note 11 - Subsequent Events).

The following is a summary of the investments in available-for-sale securities classified as non-current assets at April 30, 2004:

Available-for-Sale    Cost     Gross       Gross    Estimated Fair
   Securities         ----   Unrealized  Unrealized     Value
   ----------                  Gains      Losses        -----
                               -----      ------
Equity securities   $103,705  $180,000    $43,705      $240,000
                    ========  ========    =======      ========

In September 2003, we entered into a consulting contract with a publicly traded company (See Note 6 - Debentures). We are providing consulting services to this company in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares as compensation for services and have accounted for $146,301 of consulting fees earned during the year ended April 30, 2004 as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $180,000 has been classified as a separate component of stockholders' equity - accumulated other comprehensive income.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


In April 2004, we acquired 2,587,983 shares for a purchase price of $43,705 representing approximately 11% of a publicly held company that emerged from bankruptcy under Chapter eleven (11) of the federal bankruptcy code. There is no active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, the Company has recorded an unrealized loss for the entire $43,705 which is classified as a separate component of stockholders' equity - accumulated other comprehensive income.

The following represents information about securities held with loss positions as of April 30, 2004:


Securities in loss      Aggregate      Aggregate Fair
positions less          Unrealized         Value
than 12 months:          Losses            -----
---------------          ------

Equity securities        $45,948           $4,000
                         =======           ======


6.     DEBENTURES

From May 2003 through March of 2004, we received $170,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. As previously discussed, we anticipate filing to become a BDC in the near future. Upon SEC acceptance of our BDC election, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in a publicly held company (see Note 5 - Investments).

In January 2004, we issued a $5,000 debenture to a third party for legal services. We accounted for the issuance as legal expense in the accompanying statement of operations.

At April 30, 2004, we had $250,000 of debentures outstanding.
As of August 31, 2004, $37,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004



7.     STOCKHOLDERS' EQUITY

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 2,275,000 were issued and outstanding at April 30, 2004. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which none were issued and outstanding at April 30, 2004. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

In March 2004, we granted 2,150,000 shares of our common stock for compensation and board fees to two individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.08 per share, valued at on the grant date and expensed immediately as $160,000 of compensation expense and $12,000 of directors fees as there was no formal employment agreement or stated term. At April 30, 2004, the shares were not issued and have been recorded as Common Stock Issuable in the accompanying Balance Sheet.

See Note 11 - Subsequent Events.

8. INCOME TAXES

There was $4,397 of income tax during 2004 and zero in 2003. The income tax for 2004 is due to non deductible stock based issuances, which were considered permanent differences by Management. The Company's tax expense differs from the "expected" tax expense for the period ended April 30, 2004 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

Computed "expected" tax expense (benefit)  $(54,083)
Non deductible stock based issuances         58,480
                                           --------
Tax expense                                $  4,397
                                           ========

There were no deferred assets or liabilities at April 30, 2004.

9.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 10 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

As described in Note 1, we did not file any of the reports with the SEC as required of SEC registrants. No provision has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

The Company has not filed required payroll tax reports with applicable state and federal authorities as required.
Accordingly, the Company may be subject to penalties and fines and no adjustment has been made in the accompanying Financial
Statements for this uncertainty.

All revenue for the year ended April 30, 2004 and accounts receivable at April 30, 2004 are derived from one customer.
Our financial instruments that are potentially exposed to credit risk consist primarily of cash, accounts receivable and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000. At April 30, 2004, our demand deposits held in banks did not exceed the $100,000 limit.

10.     RELATED PARTY TRANSACTIONS

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the year ended April 30, 2004, we repaid $2,000 of these advances and at April 30, 2004, $1,113 is included in due to related party on the accompanying balance sheet.

We  currently do not have a lease and we are not paying  rent  on
our   space.  It  is  being  provided  to  the  Company   by   an
officer/director free of charge (See Note 9 - Commitments and Contingencies).

See Note 11 - Subsequent Events for other related party transactions.

11.     SUBSEQUENT EVENTS

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of two hundred forty thousand (240,000) shares of the Common Stock of the Company. One hundred twenty thousand (120,000) shares were granted and vested upon the execution of

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


the agreement and the remaining shares will be earned at the rate of 5,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, an additional fifteen thousand (15,000) were granted and vested, thus making the total shares vested one hundred thirty five thousand (135,000) at July 31, 2004. As mentioned above, there is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.03 per share, thus valued at the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company will elect to expense the entire $4,050 rather than recognize the amount evenly over the agreement term. The remaining shares will be valued at each quarterly issuance measurement date and such value recognized as expense over the quarterly measurement period.

In May 2004, we transferred 7,500 of our available-for-sale securities to a third party for payment of public relations services for another publicly held company, the company mentioned previously that we have an investment in and a consulting agreement with. The fair market value of the stock on the transfer date was $0.28 per share or $2,100 and the Company will record this amount as consulting expense and record a $3,525 loss on the disposal of the securities.

In June 2004, we appointed our then President as the Chief
Executive Officer and the Chairman of the Board.

In June 2004, we appointed a new President and a director of the
Company.    The President will be compensated in the form of one
million (1,000,000) shares of Common Stock of the Company. Additionally, the President will be compensated one hundred fifty thousand (150,000) shares of Common Stock of the Company for director services. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company has determined that a nominal value should be utilized and the valuation is $0.001 per share, the par value of the stock, valued at on the grant date and will be expensed immediately as $1,000 of compensation expense and $150 of director's fees as there was no formal employment agreement or stated term.

In June and July of 2004, we sold the remaining 97,500 available for sale - current securities and received $14,405 of proceeds and recognized a $64,738 loss on the sale of the securities.
In July 2004, we have evaluated the underlying 300,000 of available for sale - non-current securities in accordance with EITF 03-01 for a determination if the fair market value decrease was other than temporary. The original cost of $0.20 had a fair market value of $2.15 in January 2004, but the fair market value had been reduced to $0.12 per share as of July 31, 2004, or less than the $.20 cost. We have also evaluated the Company that issued the shares and the Company has no revenues, is a development stage company, has a stockholders' deficiency and an accumulated deficit. As a result of our analysis, the fair market value at July 31, 2004 is $36,000 and we believe that the impairment is other than temporary and will reverse the $180,000

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                             April 30, 2004


previously recorded unrealized gain at April 30, 2004 and will record a $24,000 other than temporary impairment loss at July 31, 2004.

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

In August and September 2004, we received $180,000 of proceeds from the issuance of Debentures.

In September 2004, we issued Common Stock certificates to respective shareholders representing 3,330,000 shares of previously authorized but unissued shares of our Common Stock.