Form 10QSB
period 2004-07-31
NORTIA CAPITAL PARTNERS, INC.
filed 2004-10-08
CIK 1089773

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2004
                                   -------------

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

        Yes [ ]                                       No [X]

                  Nortia Capital Partners, Inc.
                        Form 10-QSB Index
                          July 31, 2004

                                                                  Page

Part I: Financial Information...................................   2

     Item 1. Financial Statements...............................   2

       Balance Sheet at July 31, 2004 (Unaudited)...............   3

       Statement of Operations For the Three
       Months Ended July 31, 2004 And 2003
       (Unaudited)..............................................   4

       Statement Of Cash Flows For the Three
       Months Ended July 31, 2004 And 2003
       (Unaudited)..............................................   5

       Notes To Financial Statements (Unaudited)................   6

     Item 2. Management's Plan of Operation.....................   15

     Item 3. Controls and Procedures............................   23

Part II:   Other Information....................................   24

     Item 1. Legal Proceedings..................................   24

     Item 2. Unregistered Sales of Equity Securities
             and Use of Proceeds................................   24

     Item 3. Defaults Upon Senior Securities....................   24

     Item 4. Submission of Matters to a Vote of Security
             Holders ...........................................   24

     Item 5. Other Information..................................   24

     Item 6. Exhibits...........................................   25

Signatures......................................................   26

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                      Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                      (A Development Stage Company)
                             Balance Sheet
                           At July 31, 2004


                               ASSETS
                               ------
Current Assets
Cash                                                      $     1,321
                                                          -----------
Total Current Assets                                            1,321
                                                          ===========

Other Assets
Accounts receivable, net of  $74,301 allowance                 72,000
Investment in affiliate - non-current:
 Available-for-sale securities
    Equities at fair market value                              36,000
                                                          -----------
Total Investment in affiliate - non-current                    36,000
                                                          -----------

Total Other Assets                                            108,000
                                                          -----------

Total Assets                                                  109,321
                                                          ===========

                            LIABILITIES
                            -----------
Current Liabilities
Accounts payable                                               19,000
Due to related party                                              613
Accrued expenses                                               27,673
Debentures                                                    250,000
                                                          -----------
Total Current Liabilities                                     297,286
                                                          ===========

                       STOCKHOLDERS' DEFICIENCY
                       ------------------------

Preferred stock, Series B, $0.001 par value,
  5,000,000 shares authorized, none issued and
  outstanding                                             $         -
Common stock, $0.001 par value, 50,000,000 shares
  authorized 2,275,000 shares issued and outstanding            2,275
Common stock issuable, 3,435,000 shares                         3,435
Additional paid in capital                                    178,881
Accumulated deficit                                           (12,398)
Deficit accumulated during development stage                 (316,453)
Accumulated other comprehensive loss                          (43,706)
                                                          -----------
Total Stockholders' Deficiency                               (187,965)
                                                          ===========

Total Liabilities and Stockholders' Equity                $   109,321
                                                          ===========




             See accompanying notes to financial statements.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                       Statements of Operations

                                                                 Period from
                                                                 May 1, 2003
                                     Three Months Ended         (Inception of
                                           July 31,            Development Stage)
                                      2004         2003        to July 31, 2004
                                   ----------   ----------     ------------------

Revenues                           $   60,000   $     -        $          206,301

Operating Expenses
General and administrative             35,888        2,078                111,022
Provision for accounts receivable      74,301         -                    74,301
Consulting                              6,150         -                     6,150
Compensation                            1,000         -                   187,799
Directors fees                            150         -                    12,150
Professional                              500       10,000                 20,500
                                   ----------   ----------     ------------------
Total Operating Expenses              117,989       12,078                411,922
                                   ----------   ----------     ------------------

Income (Loss) from Operations         (57,989)     (12,078)              (205,621)

Other Income (Expense)
Interest expense                       (6,302)       (183)                (17,749)
Loss on sale of available for
  sale securities                     (64,738)       -                    (64,738)
Other than temporary loss on
  available for sale securities       (24,000)       -                    (24,000)
Interest income                            40        -                         51
                                   ----------   ----------     ------------------
Total Other Income (Expense)          (94,999)        (183)              (106,435)

Net loss Before Income Taxes       $ (152,989)  $  (12,261)    $         (312,056)
                                   ==========   ==========     ==================


Income tax expense                       -           -                     (4,397)
                                   ----------   ----------     ------------------

Net loss                           $ (152,989)  $  (12,261)    $         (316,453)
                                   ==========   ==========     ==================

Comprehensive Loss
Unrealized losses on available
  for sale securities                (182,758)       -                    (43,706)
                                   ----------   ----------     ------------------

Total Comprehensive Loss           $ (335,746)  $  (12,261)    $         (360,159)
                                   ==========   ==========     ==================

Net Loss Per Share
  - Basic and Diluted              $    (0.03)  $    (0.01)    $            (0.12)
                                   ==========   ==========     ==================

Weighted Average Shares             5,098,944    2,275,000              2,980,066
                                   ==========   ==========     ==================



             See accompanying notes to financial statements.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                      Statements of Cash Flows

                                                                              Period from
                                                                              May 1, 2003
                                                  Three Months Ended         (Inception of
                                                        July 31,            Development Stage)
                                                   2004         2003        to July 31, 2004
                                                ----------   ----------     ------------------
Cash Flows From Operating Activities:
Net loss                                        $ (152,989)  $  (12,261)     $        (316,453)
Adjustments to reconcile net loss to net
cash used in operations:
 Debentures issued for legal services                 -            -                     5,000
 Loss on sale of available for sale
   securities                                       64,738         -                    64,738
 Other than temporary loss on available
   for sale securities                              24,000         -                    24,000
 Transfer of available for sale securities
   for consulting services                           2,100         -                     2,100
 Provision for accounts receivable                  74,301         -                    74,301
 Common stock issuable for compensation              1,000         -                   161,000
 Common stock issuable for directors fees              150         -                    12,150
 Common stock issuable for consulting services       4,050         -                     4,050
 Common stock based revenue                        (60,000)        -                  (206,301)
Changes in operating assets and liabilities:                       -                      -
  Decrease in prepaid expenses                        -             540                    540
  Increase in accounts payable                      14,000       12,458                 19,000
  Increase (decrease) in due to related party         (500)       1,113                    613
  Increase (decrease) in accrued expenses            7,301       (5,363)                22,126
                                                ----------   ----------     ------------------
Net Cash Used In Operating Activities              (21,848)      (3,514)              (133,136)
                                                ----------   ----------     ------------------

Cash Flows From Investing Activities:
  Purchase of available for sale securities           -            -                   (49,948)
  Proceeds from sale of available for sale
    securities                                      14,405         -                    14,405
                                                ----------   ----------     ------------------
Net Cash Provided By Investing Activities           14,405         -                   (35,543)
                                                ----------   ----------     ------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of debentures               -           11,500                170,000
                                                ----------   ----------     ------------------
Net Cash Provided By Financing Activities            -           11,500                170,000
                                                ----------   ----------     ------------------

Net Decrease in Cash                                (7,443)       7,986                  1,321
                                                ----------   ----------     ------------------

Cash at Beginning of Period                          8,764         -                      -
                                                ----------   ----------     ------------------
Cash at End of Period                           $    1,321   $    7,986     $            1,321

Cash interest paid                              $     -      $     -        $             -

Supplemental Disclosure of Non-Cash
  Transactions:
Debentures issued for available-for-sale
  securities                                    $     -      $     -        $           75,000
Exchange of accounts receivable for
  available-for-sale securities                       -            -                    60,000
Unrealized losses on available-for-sale
  securities                                      (182,758)        -                   (43,706)



             See accompanying notes to financial statements.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004

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

For further information, refer to the audited financial statements and footnotes of the Company for the year ending April 30, 2004 included in the Company's Form 10-KSB.

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

Prior to the issuance of this Form 10-QSB, we have not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period (See
Note 8 - Commitments and Contingencies).

Effective August 2, 2004, the Company changed its name to Nortia
Capital Partners, Inc (See Note 10 - Subsequent Events).

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


In September 2004, our Company issued Company Common Stock certificates to respective shareholders representing 3,330,000 shares of previously authorized but unissued shares of our Common
Stock (See Note 10 - Subsequent Events).

Significant Accounting Policies

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the evaluation of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services and the recognition of deferred tax assets and liabilities.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2004.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


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

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. At July 31, 2004, the Company had no stock options or warrants outstanding.

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


Comprehensive Loss

Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive losses. Other comprehensive losses for the Company consists of unrealized losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


Concentration

All revenue for the three months ended July 31, 2004 and accounts receivable at July 31, 2004 are derived from one customer.

3.     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $152,989 and net cash used in operations of $21,848 for the three months ended July 31, 2004, a working capital deficiency of $295,965, a stockholders' deficiency of $187,965 and a deficit accumulated during the development stage of $316,453 at July 31, 2004. Additionally, at August 31, 2004, the Company is in default of $37,500 of Debentures (See Note 10 - Subsequent Events). The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004 and in August and September 2004, we have received another $180,000 of proceeds from the issuance of Debentures (See Note 10 - Subsequent Events). We will utilize those funds to cover our current obligations. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


the issuance of up to $1,000,000 of the Company's common stock. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

As a result of the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.

4.     ACCOUNTS RECEIVABLE

Accounts receivable at July 31, 2004 represents the value of securities due for services and is classified as non-current in that the securities are classified as non-current (See Note 2 - Revenue Recognition). Additionally, the Company has recorded a valuation allowance of $74,301 at July 31, 2004 reflecting the impairment in value for the underlying securities making up the balance (See Note 5 - Investments).

5.     INVESTMENTS

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the same publicly held company discussed below. In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we recorded the 100,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $5,000 unrealized gain at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

In April 2004, we purchased 5,000 shares of freely trading common stock for $6,243 in the same publicly held company as discussed above. In accordance with FAS 115, we recorded the 5,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $2,243 unrealized loss at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

In May 2004, we transferred 7,500 of these shares to a third party for payment of public relations services for another publicly held company, the company mentioned previously that we have an investment in and a consulting agreement with. The fair market value of the stock on the transfer date was $0.28 per share or $2,100 and the Company recorded this amount as consulting expense and recorded a $3,525 loss on the disposal of the securities.

In June and July of 2004, we sold the remaining 97,500 shares and received $14,405 of proceeds and recognized a $64,738 loss on the sale of the securities. As a result of the transfer and sale of the above securities, we have reversed the above mentioned $5,000 unrealized gain and $2,243 unrealized loss that were recorded at April 30, 2004.

The following is a summary of the investments in available-for-sale securities classified as a non-current asset at July 31, 2004:

Available-for-Sale                       Gross               Gross           Estimated Fair
 Securities:              Cost      Unrealized Gains    Unrealized Losses        Value
------------------        -------   ----------------    -----------------    --------------

Equity securities         $79,706        $ 0                 $43,706             $36,000
                          =======        ===                 =======             =======

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


In September 2003, we entered into a consulting contract with a publicly traded company (See Note 6 - Debentures). We are providing consulting services to this company in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares of their common stock, valued at $0.20 per share. The term of the consulting agreement is for twelve (12) months and the common stock will be payable on a quarterly basis.
In January 2004, we received three hundred thousand (300,000) shares as compensation for services and have accounted for $60,000 of consulting fees earned during the three months ended July 31, 2004 and have earned $206,301 of consulting fees from the inception of the contract. We have recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $180,000 at April 30, 2004 was classified as a separate component of stockholders' equity
- accumulated other comprehensive income.

In accordance with EITF 03-01 "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments", we have evaluated the underlying securities that the original cost of $0.20 had a fair market value of $2.15 in January 2004, but the fair market value had been reduced to $0.12 per share as of July 31, 2004, or less than the $.20 cost. We have also evaluated the Company that issued the shares which is a development stage company, has a stockholders' deficiency and an accumulated deficit. As a result of our analysis, the fair market value at July 31, 2004 is $36,000 and we believe that the impairment is other than temporary and have reversed the $180,000 previously recorded unrealized gain discussed above and recorded a $24,000 other than temporary impairment loss at July 31, 2004.

Additionally, in July 2004, our Chief Executive Officer and Chairman of the Board, was elected President and a Director of the Company discussed above that we own the securities in. As a result, we have classified the securities as an Investment in Affiliate at July 31, 2004.

In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of a publicly held company that emerged from bankruptcy under Chapter Eleven (11) of the federal bankruptcy code. There is no active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, the Company has recorded an unrealized loss for the entire $43,706 which is classified as a separate component of stockholders' equity
- accumulated other comprehensive loss.

The following represents information about securities held with loss positions as of July 31, 2004:



Securities in loss
positions less than         Aggregate         Aggregate
    12 months:          Unrealized Losses     Fair Value
-------------------     -----------------     ----------

Equity securities           $ 43,705              $ 0
                            ========              ===


6.     DEBENTURES

From May 2003 through March of 2004, we received $170,000 of cash proceeds from the issuance of debentures to several parties. The

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


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

In January 2004, we issued a $5,000 debenture to a third party for legal services and accounted for the issuance as legal expense.

At July 31, 2004, we had $250,000 of debentures outstanding (see
Note 10 - Subsequent Events).   As of August 31, 2004, $37,500 of
the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

7.     STOCKHOLDERS' DEFICIENCY

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 2,275,000 were issued and outstanding at July 31, 2004. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which none were issued and outstanding at July 31, 2004. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

In March 2004, we granted 2,150,000 shares of our common stock for compensation and board fees to two individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.08 per share, valued at on the grant date and expensed immediately as $160,000 of compensation expense and $12,000 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and have been recorded as Common Stock Issuable in the accompanying Balance Sheet.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of two hundred forty thousand (240,000) shares of the Common

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004


Stock of the Company. One hundred twenty thousand (120,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 5,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, an additional fifteen thousand (15,000) were granted and vested, thus making the total shares vested one hundred thirty five thousand (135,000) at July 31, 2004. As mentioned above, there is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.03 per share, thus valued at the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company has elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. The remaining shares will be valued at each quarterly issuance measurement date and such value recognized as expense over the quarterly measurement period. At July 31, 2004, the shares were not issued and have been recorded as Common Stock Issuable in the accompanying Balance Sheet.

In June 2004, we granted 1,150,000 shares of our common stock for compensation and board fees to our new President. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company has determined that a nominal value should be utilized and the valuation is $0.001 per share, valued at on the grant date and expensed immediately as $1,000 of compensation expense and $150 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and have been recorded as Common Stock Issuable in the accompanying Balance Sheet.

8.     COMMITMENTS AND CONTINGENCIES

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

We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 9 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            July 31, 2004

The Company has not filed required payroll tax reports with applicable state and federal authorities as required. Accordingly, the Company may be subject to penalties and fines and no adjustment has been made in the accompanying Financial Statements for this uncertainty.

9.     RELATED PARTY TRANSACTIONS

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, resulting in a balance due of $1,113 at April 30, 2004 and during the three months ended July 31, 2004, we repaid $500 of these advances. At July 31, 2004, the balance outstanding is $613 and is included in due to related party on the accompanying balance sheet.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by an officer/director free of charge (See Note 8 - Commitments and Contingencies).

10.     SUBSEQUENT EVENTS

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

                            Overview

     The following discussion "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

     The following is qualified by reference to, and should be read in conjunction with our financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation".


      Effective  August  2, 2004, Nortia Capital  Partners,  Inc.
(f/k/a  BF  Acquisition Group I, Inc.) ("Nortia", the  "Company",
"we", "us") changed its name from BF Acquisition Group I, Inc. to
Nortia Capital Partners, Inc.

     Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses. During June 2003, we engaged present management, raised additional capital, and initiated activities to re-establish our business.

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

OVERVIEW OF COMPANY.

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended April
30, 2004 and April 30, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying July 31, 2004 interim financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

     As reflected in the accompanying financial statements, the Company has a net loss of $152,989 and net cash used in operations of $21,848 for the three months ended July 31, 2004, a working capital deficiency of $295,695, a stockholders' deficiency of $187,965 and a deficit accumulated during the development stage of $316,453 at July 31, 2004. Additionally, at August 31, 2004, the Company is in default of $37,500 of Debentures.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

     The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the evaluation of the beneficial conversion feature in debentures and investments in available-for-sale securities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended July 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

     The Company issued common stock in non-cash transactions during the three months ended July 31, 2004. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES

     In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Financial Analysis of the Three Months Ended July 31, 2004 and 2003
-------------------------------------------------------------------

                                                  Three Months Ended
                                                       July 31,
                                                  2004          2003
                                               ----------    ----------
Revenues                                       $   60,000    $     -

Operating Expenses
General and administrative                         35,888         2,078
Provision for accounts receivable                  74,301          -
Consulting                                          6,150          -
Compensation                                        1,000          -
Directors fees                                        150          -
Professional                                          500        10,000
                                               ----------    ----------
Total Operating Expenses                          117,989        12,078
                                               ----------    ----------

Income (Loss) from Operations                     (57,989)      (12,078)

Other Income (Expense)
Interest expense                                   (6,302)         (183)
Loss on sale of available for sale securities     (64,748)         -
Other than temporary loss on available
  for sale securities                             (24,000)         -
Interest income                                        40          -
                                               ----------    ----------
Total Other Income (Expense)                      (94,999)         (183)
                                               ----------    ----------

Net loss Before Income Taxes                   $ (152,989)   $  (12,261)
                                               ==========    ==========

Income tax expense                                   -             -
                                               ----------    ----------
Net loss                                       $ (152,989)   $  (12,261)
                                               ==========    ==========

Comprehensive Loss
Unrealized losses on available for sale
  securities                                     (182,758)         -
                                               ----------    ----------
Total Comprehensive Loss                       $ (335,746)   $  (12,261)
                                               ==========    ==========


Revenues:
--------
     Revenues increased $60,000, or 100% to $60,000 for the three months ended July 31, 2004 from zero for the three months ended July 31, 2003. The increase in revenue for the three months ended July 31, 2004 was due to a consulting contract with a publicly held company where we are providing consulting services and the $60,000 represents the earned revenue from the contract.

Operating Expenses:
------------------
     Operating expenses increased $105,911, or 1,932% to $117,989 for the three months ended July 31, 2004 from $12,078 for the three months ended July 31, 2003. The increase was primarily the result of the Company entering the development stage effective May 1, 2003 as compared to being dormant for the comparable period during the three months ended July 31, 2003 and a $74,301 valuation allowance for accounts receivable to reflect a decrease in value for the underlying securities making up the receivable balance.

Other Expense:
-------------
     Other expense increased $94,816, or 3,643% to $94,999 for the three months ended July 31, 2004 from $183 for the three months ended July 31, 2003. The increase is primarily from a $64,738 loss on the sale of available for sale securities, a $24,000 other than temporary impairment loss for available for sale securities and a $6,119 increase in interest expense on debentures.

Comprehensive Loss:
------------------
     Comprehensive loss increased $182,758, or 100% to $182,758 for the three months ended July 31, 2004 from zero for the three months ended July 31, 2003. The increase in comprehensive loss for the three months ended July 31, 2004 was due to the reversal of previously recorded unrealized gains on available-for-sale securities. $180,000 of the amount was from the reversal of previously recorded unrealized gains that the Company has determined that the fair market value decrease is other than temporary. The remaining $2,758 is for the reversal of previously recorded unrealized gains, net of unrealized losses for available for sale securities that were either sold or transferred during the three months ended July 31, 2004.

Liquidity and Capital Resources

     Cash was $1,321 at July 31, 2004 as compared to $8,764 at April 30, 2004, and working capital deficit was $295,965 at July 31, 2004 as compared to a working capital deficit of $183,720 at April 30, 2004. The increase in the working capital deficit at July 31, 2004 was primarily the result of the transfer and sale of all available for sale securities that were classified as a current asset at April 30, 2004 and the other than temporary impairment of available for sale securities classified as a non-current asset.

Operating Activities:  Net cash used in operating activities  was
--------------------
$21,848 for the three months ended July 31, 2004 compared to $3,514 for the three months ended July 31, 2003. The increase in cash used in operations resulted primarily due to the fact of the increased operating loss and an $60,000 increase in contract based revenue from a consulting contract, offset by a $64,738 increase from the loss on sale of available for sale securities and a $24,000 other than temporary impairment loss on available for sale securities.

Investing   Activities:    Cash  flows  provided   by   investing
----------------------
activities were $14,405 for the three months ended July 31, 2004 as compared to zero at July 31, 2003. The increase was due to proceeds received from the sale of available for sale securities.

Financing  Activities:  There were no cash flows  from  financing
---------------------
activities  for the three months ended July 31, 2004 compared  to

$11,500 of cash flows provided by financing activities during the three months ended July 31, 2003. This was due to $11,500 of cash proceeds received by the Company from the issuance of debentures in 2003 as compared to zero in 2004.

SHORT-TERM DEBT

Our short-term debt at July 31, 2004 consisted of the following:

Debentures:
----------

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

     We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 00-27. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

     In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in a publicly held company.

     In January 2004, we issued a $5,000 debenture to a third party for legal services and accounted for the issuance as legal expense.

     At July 31, 2004, we had $250,000 of debentures outstanding. As of August 31, 2004, $37,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

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

     We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004 and in August and September 2004; we have received another $180,000 of proceeds from the issuance of Debentures. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates the issuance of up to $1,000,000 of the Company's common stock. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined and from anticipated returns from being a BDC.

     As a result of the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.
Contractual Obligations and Commercial Commitments

     The following table highlights, as of July 31, 2004, our contractual obligations and commitments by type and period:

                             Payments Due by Period
                             ----------------------

                                           Less than                             After
Contractual Obligations          Total     1 year      1-3 years   4-5 years    5 years
-----------------------        --------    ---------   ---------   ---------   ---------

Short-Term Debt:
---------------
Debentures                     $250,000    $ 250,000   $       -   $       -   $       -
                               --------    ---------   ---------   ---------   ---------
Total Short-Term Debt          $250,000    $ 250,000   $       -   $       -   $       -
                               ========    =========   =========   =========   =========


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

Item 3.     Controls and Procedures.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Prior to that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant through May 2003. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officers and financial officers that, as a result of those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

     In May 2004, we entered into a consulting agreement with a third party consultant and authorized the issuance to that consultant 120,000 shares of our Common Stock upon the execution of the consulting agreement in exchange for business development and consulting services. The term of the consulting agreement is twenty-four (24) months and the consultant will receive an additional 5,000 shares per month, issuable on a quarterly basis, for a total of 240,000 shares of the Common Stock of the Company. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering

     In June 2004, we appointed our then President as the Chief Executive Officer and the Chairman of the Board, and we appointed a new President and a director of the Company. We authorized the issuance to the new President one million (1,000,000) shares of our Common Stock as compensation for serving as our President, and one hundred fifty thousand (150,000) shares of our Common Stock as compensation for serving as a Director. We have no formal employment agreement between the Company and the new President and there is no stated term for the new President. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act with respect to the issuance of these shares since the transaction did not involve any public offering.

Item 3.  Defaults upon Senior Securities

     At July 31, 2004, we had $250,000 of debentures outstanding. As of August 31, 2004, $37,500 of the Debentures are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would total $1,875. The Company is in discussions with the debenture holders concerning the default.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     In July 2004, our Chief Executive Officer and Chairman of the Board was elected President and a director of Global Life Sciences, Inc., a publicly held company that we have an investment in and a consulting agreement with. Additionally, our President and a director was also elected Chief Executive Officer and a director of this company, thereby making this investment, an investment in affiliate commencing July 2004.

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

(10)
     10.1     Consulting Agreement dated May 7, 2004.


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