Form 10QSB
period 2004-10-31
NORTIA CAPITAL PARTNERS, INC.
filed 2004-12-15
CIK 1089773

U.S. Securities and
                        Exchange Commission
                        Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File number 0-26843

                   Nortia Capital Partners, Inc.
--------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                            Nevada
--------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)

                          33-0967353
--------------------------------------------------------------------------
              (IRS Employer Identification No.)

       400 Hampton View Court, Alpharetta, Georgia 30004
--------------------------------------------------------------------------
          (Address of principal executive offices)

                      (770) 777-6795
---------------------------------------------------------------------------
                   (Issuer's telephone number)

---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2004, there were approximately 10,555,000 shares of common stock, $0.001 par value, issued and outstanding.

  Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                     Nortia Capital Partners, Inc.
                         Form 10-QSB Index
                         October 31, 2004

                                                                        Page

Part I: Financial Information.............................................3

  Item 1. Financial Statements............................................3

     Balance Sheet at October 31, 2004 (Unaudited)........................4

     Statement of Operations for the Three and Six Months Ended
     October 31, 2004 and 2003 (Unaudited)................................5

     Statement of Cash Flows for the Six Months Ended October
     31, 2004 and 2003 (Unaudited)).......................................6

     Notes to Financial Statements (Unaudited)..........................7-19

  Item 2. Management's Discussion and Analysis or Plan of Operation ......20

  Item 3. Controls and Procedures.........................................30

Part II: Other Information................................................31

  Item 1. Legal Proceedings...............................................31

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....31

  Item 3. Defaults upon Senior Securities.................................31

  Item 4. Submission of Matters to a Vote of Security Holders.............32

  Item 5. Other Information...............................................32

  Item 6. Exhibits......................................................32-33

Signatures................................................................33

                             PART I
                     FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                          At October 31, 2004
                              (Unaudited)


                            ASSETS
                            ------
Current Assets
Cash                                                            $     27,232
Other receivable                                                       3,250
Employee receivable                                                    8,128
                                                                -------------

Total Current Assets                                                  38,610
                                                                =============
Other Assets
Investment in affiliate - non-current:
 Available-for-sale securities
    Equities at fair market value                                    105,000
                                                                -------------
Total Investment in affiliate - non-current                          105,000
                                                                -------------

Total Other Assets                                                   105,000
                                                                -------------

Total Assets                                                         143,610
                                                                =============
                              LIABILITIES
                              -----------
Current Liabilities
Accounts payable                                                      11,500
Due to related party                                                   3,613
Accrued expenses                                                      46,271
Debentures                                                           454,000
                                                                -------------

Total Current Liabilities                                            515,384
                                                                =============

                         STOCKHOLDERS' DEFICIENCY
                         ------------------------
Preferred stock, Series B, $0.001 par value,
5,000,000 shares authorized, none issued and outstanding        $          -
Common stock, $0.001 par value, 50,000,000 shares authorized
8,675,000 shares issued and outstanding                                8,675
Additional paid in capital                                           178,881
Accumulated deficit                                                  (12,398)
Deficit accumulated during development stage                        (503,226)
Accumulated other comprehensive loss                                 (43,706)
                                                                -------------

Total Stockholders' Deficiency                                      (371,774)
                                                                =============

Total Liabilities and Stockholders' Equity                      $    143,610
                                                                =============



              See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                        Statement of Operations
                              (Unaudited)

                                                                                                                  Period from
                                                                                                                  May 1, 2003
                                                                                                                 (Inception of
                                                               Three Months Ended          Six Months Ended       Development
                                                                  October 31,                 October 31,          Stage) to
                                                                2004        2003          2004         2003     October 31, 2004
                                                            ----------------------    -----------------------   ----------------

Revenues                                                    $   93,699  $   26,301    $  153,699   $   26,301     $  300,000

Operating Expenses
General and administrative                                      19,035      36,915        54,924       38,993        130,057
Rent                                                            15,557           -        15,557            -         15,557
Consulting                                                       9,765           -        15,915            -         15,915
Compensation                                                    45,700           -        46,700            -        233,499
Debenture penalty                                                2,175           -         2,175            -          2,175
Directors fees                                                     900           -         1,050            -         13,050
Professional                                                    83,140           -        85,640       10,000        105,640
                                                            ----------------------    -----------------------   ----------------
Total Operating Expenses                                       176,272      36,915       219,961       48,993        513,893
                                                            ----------------------    -----------------------   ----------------

Income (Loss) from Operations                                  (82,573)    (10,614)      (66,262)     (22,692)      (213,893)

Other Income (Expense)
Interest expense                                                (8,752)       (882)      (15,054)      (1,065)       (26,501)
Loss on sale of available for sale securities                        -           -       (64,738)           -        (64,738)
Impairment of investments                                       (3,250)          -        (3,250)           -         (3,250)
Other than temporary loss on available for sale securities     (96,699)          -      (195,000)           -       (195,000)
Other income                                                     4,500           -         4,500            -          4,500
Interest income                                                      1           -            42            -             53
                                                            ----------------------    -----------------------   ----------------

Total Other Income (Expense)                                  (104,200)       (882)     (273,500)      (1,065)      (284,936)
                                                            ----------------------    -----------------------   ----------------

Net loss Before Income Taxes                                $ (186,773) $  (11,496)   $ (339,762)  $  (23,757)    $ (498,829)
                                                            ======================    =======================   ================

Income tax expense                                                   -           -             -            -         (4,397)
                                                            ----------------------    -----------------------   ----------------

Net loss                                                    $ (186,773) $  (11,496)   $ (339,762)  $  (23,757)    $ (503,226)
                                                            ======================    =======================   ================
Comprehensive Loss
Unrealized losses on available for sale securities                   -           -      (182,758)           -        (43,706)
                                                            ----------------------    -----------------------   ----------------

Total Comprehensive Loss                                    $ (186,773) $  (11,496)   $ (522,520)  $  (23,757)    $ (546,932)
                                                            ======================    =======================   ================

 Net Loss Per Share - Basic and Diluted                     $    (0.03) $    (0.01)   $    (0.06)  $    (0.01)    $    (0.14)
                                                            ======================    =======================   ================

Weighted Average Shares                                      6,356,522   2,275,000     5,702,060    2,275,000      3,537,112
                                                            ======================    =======================   ================


              See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                   (A Development Stage Company)
                      Statement of Cash Flows
                             (Unaudited)

                                                                                                   Period from
                                                                                                   May 1, 2003
                                                                        Six  Months Ended          (Inception of
                                                                           October 31,           Development Stage)
                                                                         2004         2003      to October 31, 2004
                                                                      ----------------------    -------------------

Cash Flows From Operating Activities:
Net loss                                                             $ (339,762)  $  (23,757)      $ (503,226)
Adjustments to reconcile net loss to net cash used in operations:
 Debenture issued for legal services                                          -            -            5,000
 Debenture issued for consulting services                                 7,000            -            7,000
 Impairment of investment                                                 3,500            -            3,500
 Loss on sale of available for sale securities                           64,738            -           64,738
 Other than temporary loss on available for sale securities             195,000            -          195,000
 Transfer of available for sale securities for consulting services        2,100            -            2,100
 Common stock issued for compensation                                     2,950            -          162,950
 Common stock issued for directors fees                                   1,050            -           13,050
 Common stock issued for consulting services                              4,065            -            4,065
 Common stock issued for legal services                                     100            -              100
 Common stock based revenue                                            (153,699)     (26,301)        (300,000)
Changes in operating assets and liabilities:
  Decrease in prepaid expenses                                                -          540              540
  Increase in other receivable                                           (6,500)           -           (6,500)
  Increase in employee receivable                                        (8,128)           -           (8,128)
  Increase in accounts payable                                            6,500       11,000           11,500
  Increase in due to related party                                        2,500        1,113            3,613
  Increase (decrease) in accrued expenses                                25,899       (4,460)          40,723
                                                                      ----------------------    -------------------
Net Cash Used In Operating Activities                                  (192,937)     (41,866)        (304,225)
                                                                      ----------------------    -------------------

Cash Flows From Investing Activities:
  Purchase of available for sale securities                                   -            -          (49,948)
  Proceeds from sale of available for sale securities                    14,405            -           14,405
                                                                      ----------------------    -------------------
Net Cash Provided By Investing Activities                                14,405            -          (35,543)
                                                                      ----------------------    -------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of debentures                                  197,000       42,500          367,000
                                                                      ----------------------    -------------------
Net Cash Provided By Financing Activities                               197,000       42,500          367,000
                                                                      ----------------------    -------------------

Net Increase in Cash                                                     18,468          634           27,232
                                                                      ----------------------    -------------------

Cash at Beginning of Period                                               8,764            -                -
                                                                      ----------------------    -------------------
Cash at End of Period                                                $   27,232   $      634       $   27,232
                                                                      ======================    ===================
Cash interest paid                                                   $        -   $        -       $        -
                                                                      ======================    ===================

Supplemental Disclosure of Non-Cash Transactions:
-------------------------------------------------
Debenture issued for available-for-sale securities                   $        -   $        -       $   75,000
Exchange of accounts receivable for available-for-sale securities             -            -           60,000
Unrealized losses on available-for-sale  securities                    (182,758)           -          (43,706)




              See accompanying notes to financial statements

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)


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

Note 2   Nature of Operations and Summary of Significant Accounting Policies
----------------------------------------------------------------------------

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

Prior to October 8, 2004, we had not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October
31, 2003, January 31, 2004, July 31, 2004 and the annual report on form 10-KSB for the period ended April 30, 2004. On October 8, 2004, all of these reports were filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period (See Note 8 - Commitments and Contingencies).

Effective August 2, 2004, the Company changed its name to Nortia
Capital Partners, Inc (See Note 10 - Subsequent Events).

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)




On October 15, 2004, the Company entered into a definitive share exchange agreement with Global Life Sciences, Inc., a publicly traded company. Pursuant to the terms of the Exchange Agreement, The Company will become a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company. The closing of the Transaction occurred in December 2004. See
Note 9 - Subsequent Events.

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

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)


Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2004.

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

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. At October 31, 2004, the Company had no stock options or warrants outstanding.

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

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)





Loss per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

Comprehensive Loss

Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive losses. Other comprehensive losses for the Company consists of unrealized losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity

Concentration
All revenue for the six months ended October 31, 2004 and investments in affiliates at October 31, 2004 are derived from one customer, who is a related party due to common officers and directors with the Company. See Note 4 - Investments.

3.     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $339,762 and net cash used in operations of $192,937 for the six months ended October 31, 2004, a working capital deficiency of $476,774, a stockholders' deficiency of $371,774 and a deficit accumulated during the development stage of $503,226 at October 31, 2004. Additionally, at October 31, 2004, the Company is in default of $43,500 of Debentures (See Note 9 - Subsequent Events).

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

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)



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

We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004 and for the six months ended October 31, 2004, we have received another $197,000 of proceeds from the issuance of Debentures (See Note 9 - Subsequent Events). We have used these funds to cover our current obligations. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates the issuance of up to $1,000,000 of the Company's common stock. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

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

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)


the above securities, we have reversed the above mentioned $5,000 unrealized gain and $2,243 unrealized loss that were recorded at April 30, 2004.

In April and May 2004, we paid $6,500 of professional services for four companies and recorded a $1,625 receivable from each company. In July 2004, we agreed to receive 75,000 shares of common stock from one of these companies instead of the cash due
of $1,625.    In September 2004, we agreed to receive 100,000
shares of common stock from one of these companies instead of the
cash due of $1,625.    Both of these companies have a limited
operating history and have a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we have recorded an impairment loss for the entire $3,250 in the accompanying Statement of Operations for the nine months ended October 31, 2004. The remaining $3,250 for the other two companies is recorded as other receivable in the Balance Sheet as of October 31, 2004 - (See Note 9 - Subsequent Events).

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)
The following is a summary of the investments in available-for-sale securities classified as a non-current asset at October 31, 2004:


Available-for-Sale   Cost     Gross        Gross     Estimated Fair
   Securities        ----   Unrealized   Unrealized      Value
   ----------                 Gains        Losses        -----
                              -----        ------

Equity securities   $300,000   $0         $195,000     $105,000
                    ========   ==         ========     ========



In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company (See Note 5 - Debentures). We are providing consulting services to this company under this contract in exchange for $240,000 to be paid to us in the form of one million two hundred thousand (1,200,000) restricted shares. In addition, we received an additional three hundred thousand (300,000) free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement is for twelve (12) months and the common stock is payable on a quarterly basis. In January 2004, we received three hundred thousand (300,000) shares and in July 2004, we received the remaining one million two hundred thousand (1,200,000) as compensation for services and have accounted for $153,699 of consulting fees earned during the six months ended October 31, 2004 and have earned $300,000 or 100% of the consulting fees from the inception of the contract. We have recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $180,000 at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

In accordance with EITF 03-01 "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments", we have evaluated the underlying securities that the original cost of $0.20 had a fair market value of $2.15 in January 2004, but the fair market value had been reduced to $0.07 per share as of October 31, 2004, or less than the $.20 cost. We have also evaluated Global which is a development stage company, has a stockholders' deficiency and an accumulated deficit. As a result of our analysis, the fair market value at October 31, 2004 is $105,000 and we believe that the impairment is other than temporary and have reversed the $180,000 previously recorded unrealized gain discussed above and recorded a $195,000 other than temporary impairment loss at October 31, 2004.

Additionally, in July 2004, our Chief Executive Officer and President were elected officers and directors of Global. As a result, we have classified the securities as an Investment in Affiliate at October 31, 2004. See Note 9 - Subsequent Events.

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

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)


Company has recorded an unrealized loss for the entire $43,706 which is classified as a separate component of stockholders' equity - accumulated other comprehensive loss.

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)

The following represents information about securities held with loss positions as of October 31, 2004:



Securities in loss     Aggregate    Aggregate Fair
 positions less       Unrealized       Value
 than 12 months:        Losses         -----
 ---------------        ------
Equity securities       $43,705        $0
                        =======        ==



5.     DEBENTURES

From May 2003 through October of 2004, we received $367,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.
We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in Global (see Note
5 - Investments).

In January 2004, we issued a $5,000 debenture to a third party for legal services and accounted for the issuance as legal expense.

In September 2004, we issued a $7,000 debenture to a third party for consulting services and accounted for the issuance as consulting expense. The amount represents a five percent (5%) fee for debenture proceeds obtained by the Company in accordance with the consulting agreement.

At October 31, 2004, we had $454,000 of debentures outstanding
(see Note 10 - Subsequent Events).   As of October 31, 2004,
$43,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have recorded $2,175 as a debenture penalty in the accompanying Financial Statements as of October 31, 2004. The Company is in discussions with the debenture holders concerning the default. See Note 9 - Subsequent Events.

6.     STOCKHOLDERS' DEFICIENCY

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 8,675,000 were issued and outstanding at October 31, 2004. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which none were issued and outstanding at October 31, 2004. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

In March 2004, we granted 2,150,000 shares of our common stock for compensation and board fees to two individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.08 per share, valued at on the grant date and expensed immediately as $160,000 of compensation expense and $12,000 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and were recorded as Common Stock Issuable in the accompanying Balance Sheet. In September 2004, he shares were issued and have been reclassed from Common Stock Issuable to Common Stock in the accompanying Balance Sheet.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of two hundred forty thousand (240,000) shares of the Common Stock of the Company. One hundred twenty thousand (120,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 5,000 shares monthly and issued on a quarterly basis. For the three months ended July 31, 2004, an additional fifteen thousand (15,000) were granted and vested, thus making the total shares vested one hundred fifty thousand (135,000) at July 31,
2004.    For the three months ended October 31, 2004, an
additional fifteen thousand (15,000) were granted and vested, thus making the total shares vested one hundred fifty thousand (150,000) at October 31, 2004. As mentioned above, there is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.03 per share, thus the one hundred thirty five thousand shares issued as of July 31, 2004 were valued at the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. The additional fifteen thousand (15,000) shares issued during the three months ended October 31, 2004 were valued at a nominal value of $0.001 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not be used. The remaining shares will be valued at each quarterly issuance measurement date and such value recognized as expense over the quarterly measurement period.

In June 2004, we granted 1,150,000 shares of our common stock for compensation and board fees to our new President. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)


value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company determined that a nominal value should be utilized and the valuation is $0.001 per share, valued at on the grant date and expensed immediately as $1,000 of compensation expense and $150 of directors fees as there was no formal employment agreement or stated term.

In October 2004, we granted 1,950,000 shares to our executive officers as compensation, comprised of 750,000 to our Chief Executive Officer, 600,000 to our President and 600,000 to our Chief Financial Officer. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company determined that a nominal value should be utilized and the valuation is $0.001 per share, valued at on the grant date and expensed immediately as $1,950 of compensation.

In October 2004, we granted 500,000 shares to our Board of Directors as fees for their services, comprised of 100,000 share issuances to five individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company determined that a nominal value should be utilized and the valuation is $0.001 per share, valued at on the grant date and expensed immediately as $500 of director fees.

In October 2004, we granted 400,000 shares to our Advisory Board members as fees for their services, comprised of 100,000 share issuances to four individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company determined that a nominal value should be utilized and the valuation is $0.001 per share, valued at on the grant date and expensed immediately as $400 of director fees.

7.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
As described in Note 2, we did not file certain reports with the SEC as required of SEC registrants. No provision has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)



We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 8 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

The Company has not filed required payroll tax reports with applicable state and federal authorities as required. Accordingly, the Company may be subject to penalties and fines and no adjustment has been made in the accompanying Financial Statements for this uncertainty. However, the Company is currently completing these reports and anticipates that they will be finalized in the near future.

8.     RELATED PARTY TRANSACTIONS

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, resulting in a balance due of $1,113 at April 30, 2004 and during the three months ended July 31, 2004, we repaid $500 of these advances. At October 31, 2004, the balance outstanding is $613 and is included in Due to Related Party on the accompanying Balance Sheet at October 31, 2004.
In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and has been classified in Due to Related Party on the accompanying Balance Sheet at October 31, 2004.
We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by an officer/director free of charge (See Note 7 - Commitments and Contingencies).
Our investment in affiliate consists of 1,500,000 common shares valued at $105,000 at October 31, 2004. On October 15, 2004, we entered into an agreement to be acquired by that affiliate in a transaction to be accounted for as a recapitalization of the Company. Accordingly, the investment in affiliate will be accounted for as treasury stock and eliminated in consolidation.

9.     SUBSEQUENT EVENTS

On October 15, 2004, the Company entered into a definitive share exchange agreement with Global. Pursuant to the terms of the Exchange Agreement, the Company will become a wholly owned subsidiary of Global and the shareholders of the Company shall receive an aggregate of 8,675,000 newly issued shares of Global common stock, which represents a one-for-one share exchange of the Company's stock for Global stock (the "Transaction"). Giving effect to the Transaction, there will be 10,455,000 shares of common stock outstanding, 82.97% of which will be held by the Company's current shareholders. The closing of the Transaction occurred in December 2004 and will be accounted for as a recapitalization of the Company.

On October 14, 2004, our Chief Executive Officer and President resigned as officers and directors of Global. When the Transaction described below closes, the Company's current board of directors, will be named to the Global board of directors.
The current sole board member of Global has

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           October 31, 2004
                              (Unaudited)


agreed to continue to serve on the Global board of directors. The directors intend to appoint our Chief Executive officer, President and Chief Financial Officer as officers of Global.

Each newly appointed Global officer will receive 100,000 shares of Global convertible Preferred A stock. Each share of this preferred stock is convertible into one (1) share of Global common stock at the option of its holder at any time, except that such shares shall convert automatically on the date that is two years from the preferred stock's date of issuance. Each Preferred A Share has voting rights equivalent to ten (10) times the number of shares of common stock into which each such Preferred A Share shall convert, and are entitled to a dividend on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Each Preferred A Share has a liquidation preference equal to $.10.

As discussed in Note 5 - Investments, the Company owns 1,500,000 shares of Global and this has been recorded as an Investment in Affiliate - Available for Sale Securities at October 31, 2004. As a result of the Transaction discussed above, the Company will become a wholly owned subsidiary of Global and the Investment held by the Company will be eliminated in consolidation.

As of November 30, 2004, $160,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would be $8,025. The Company is in discussions with the debenture holders concerning the default.

In November 2004, we agreed to receive 100,000 shares of common stock from a company in exchange for a receivable we held from them - (See Note 5 - Investments). This company has a limited operating history and a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we will record an impairment loss for the entire $1,625.

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

     Pursuant to the Share Exchange Agreement (the "Exchange Agreement") entered into on October 15, 2004, among Nortia Capital Partners, Inc., a Florida corporation (the "predecessor registrant"), Nortia Capital Partners, Inc., a Nevada corporation (the "successor registrant"), and each predecessor registrant shareholder, on December 2, 2004, the successor registrant completed the transactions contemplated by the Exchange Agreement and acquired 8,675,000 shares of the predecessor registrant, which represented 100% of the issued and outstanding shares of capital stock of the predecessor registrant. Shareholders of the predecessor registrant received an aggregate of 8,675,000 newly issued shares of the successor registrant common stock, through a one-for-one share exchange of the predecessor registrant's common stock for the successor registrant's common stock (the "Exchange Transaction"). Giving effect to the Exchange Transaction, the predecessor registrant became a wholly owned subsidiary of the successor registrant.

     Pursuant to Rule 12g-3, promulgated under the Securities Exchange Act of 1934, the successor registrant is the successor issuer to the predecessor registrant. Predecessor registrant's common stock was registered under Section 12(g) of the Securities Exchange Act at the effective time of the Exchange Transaction. Accordingly, the successor registrant's common stock is deemed to be registered, by operation of law, under Section 12(g) of the Securities Exchange Act as of the closing of the Exchange Transaction. In addition to the successor registrant being the successor issuer to the predecessor registrant, the successor registrant has also assumed and adopted the predecessor registrant's entire business plan, and will continue to operate pursuant to that plan.

     Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") entered into on December 3, 2004, between the predecessor registrant and the successor registrant, on December 6, 2004, the predecessor registrant (the wholly owned subsidiary of successor registrant) merged with and into the successor registrant and disappeared by virtue of a parent-subsidiary statutory merger, with the successor registrant being the survivor (the "Merger Transaction").

     The Exchange Transaction and Merger Transaction constituted a recapitalization transaction for accounting purposes. Also, the successor registrant has assumed and adopted the predecessor registrant's entire business plan, and will continue to operate pursuant to the predecessor registrant's business plan as if it historically has been it own. Additionally, as a result of the Merger Transaction, the successor registrant acquired all of the predecessor registrant's rights, privileges, immunities, and franchises, and the successor registrant is responsible and liable for all of the predecessor registrant's liabilities and obligations. Unless the context deems otherwise, all references to the "Company", "we", "us", or "our" refers to the successor registrant as the successor issuer to the predecessor registrant.

     We did not file in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on form 10-KSB for the period ended April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for our non-compliance during this period.

     During our fiscal quarterly period ending July 31, 2003, our management raised capital and commenced preparations to register the company as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we would be regulated pursuant to the requirements of the Investment Company Act of 1940. On December 6, 2004, the successor registrant assumed and adopted the predecessor registrant's entire business plan, as if it historically has been it own, and will continue to operate pursuant to that business plan.

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

     We have incurred a loss from operations, and presently, we do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

     Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company and from revenues derived from the commencement of our business operations.

OVERVIEW OF COMPANY.

     Since its inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended April 30, 2004 and April 30, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying October 31, 2004 interim financial statements.

     As reflected in the accompanying financial statements, the Company has a net loss of $339,762 and net cash used in operations of $192,937 for the six months ended October 31, 2004, a working capital deficiency of $476,774, a stockholders' deficiency of $371,774 and a deficit accumulated during the development stage of $503,226 at October 31, 2004. Additionally, at October 31, 2004, the Company is in default of $43,500 of Debentures and at November 30, 2004, the Company is in default of $160,500 of Debentures.

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


RECENT DEVELOPMENTS

     The predecessor registrant owned 1,500,000 shares of the successor registrant that was recorded as an Investment in Affiliate - Available for Sale Securities in the accompanying Balance Sheet at October 31, 2004. As a result of the Merger Transaction discussed above, the Investment was eliminated in consolidation.

     As of November 30, 2004, $160,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this would be $8,025. The Company is in discussions with the debenture holders concerning the default.

     In April and May 2004, we paid $6,500 of professional services for four companies and recorded a $1,625 receivable from each company. In July 2004, we agreed to receive 75,000 shares of common stock from one of these companies instead of the cash due of $1,625. In September 2004, we agreed to receive 100,000 shares of common stock from one of these companies instead of the
cash due of $1,625.    Both of these companies have a limited
operating history and have a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we have recorded an impairment loss for the entire $3,250 in the accompanying Statement of Operations for the nine months ended October 31, 2004. The remaining $3,250 for the other two companies is recorded as other receivable in the Balance Sheet as of October 31, 2004.

     In November 2004, we agreed to receive 100,000 shares of common stock from a company in exchange for a receivable we held from them (See discussion above). This company has a limited operating history and a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we will record an impairment loss for the entire $1,625.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

     The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the evaluation of the beneficial conversion feature in debentures and investments in available-for-sale securities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended October 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

     The Company issued common stock in non-cash transactions during the six months ended October 31, 2004. At that time, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES

     In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Six Months Ended October 31, 2004 and 2003
------------------------------------------------------------------------------




                                                      Three Months Ended         Six Months Ended
                                                         October 31,                October 31,
                                                      2004         2003         2004         2003
                                                   ---------    ---------    ---------    ---------

Revenues                                          $   93,699   $   26,301   $  153,699   $   26,301

Operating Expenses
General and administrative                            19,035       36,915       54,924       38,993
Rent                                                  15,557            -       15,557            -
Consulting                                             9,765            -       15,915            -
Compensation                                          45,700            -       46,700            -
Debenture penalty                                      2,175            -        2,175            -
Directors fees                                           900            -        1,050            -
Professional                                          83,140            -       83,640       10,000
                                                   ---------    ---------    ---------    ---------
Total Operating Expenses                             176,272       36,915      219,961       48,993
                                                   ---------    ---------    ---------    ---------

Income (Loss) from Operations                        (82,573)     (10,614)     (66,262)     (22,692)

Other Income (Expense)
Interest expense                                      (8,752)        (882)     (15,054)      (1,065)


Loss on sale of available for sale securities              -            -      (64,738)           -
Impairment of investments                             (3,250)           -       (3,250)           -
Other than temporary loss on available for
sale securities                                      (96,699)           -     (195,000)           -
Other income                                           4,500            -        4,500            -
Interest income                                            1            -           42            -
                                                   ---------    ---------    ---------    ---------

Total Other Income (Expense)                        (104,200)        (882)    (273,500)      (1,065)
                                                   ---------    ---------    ---------    ---------

Net loss Before Income Taxes                      $ (186,773)  $  (11,496)  $ (339,762)  $  (23,757)
                                                   =========    =========    =========    =========
Income tax expense                                         -            -            -            -

Net loss                                          $ (186,773)  $  (11,496)  $ (339,762)  $  (23,757)
                                                   =========    =========    =========    =========
Comprehensive Loss
Unrealized losses on available for sale
securities                                                 -            -     (182,758)           -
                                                   ---------    ---------    ---------    ---------

Total Comprehensive Loss                          $ (186,773)  $  (11,496)  $ (522,520)  $  (23,757)
                                                   =========    =========    =========    =========




Three Months Ended October 31, 2004
-----------------------------------

Revenues:

     Revenues increased $67,398, or 256% to $93,699 for the three months ended October 31, 2004 from $26,301 for the three months ended October 31, 2003. The increase in revenue for the three months ended October 31, 2004 was due to a consulting contract with a publicly held company where we are providing consulting services and the difference represents earned revenue from the contract for an entire quarter versus only one month in 2003.

Operating Expenses:
-------------------

     Operating expenses increased $139,357, or 378% to $176,272 for the three months ended October 31, 2004 from $36,915 for the three months ended October 31, 2003. The increase was primarily the result of the Company entering the development stage effective May 1, 2003 as compared to being dormant for the comparable period during the three months ended October 31, 2003.

Other Expense:
--------------

     Other expense increased $103,318, or 11,714% to $104,200 for the three months ended October 31, 2004 from $882 for the three months ended October 31, 2003. The increase is primarily from a $96,999 other than temporary impairment loss for available for sale securities and a $8,752 increase in interest expense on debentures.

Comprehensive Loss:
-------------------

     There was no comprehensive loss for either the three months ended October 31, 2004 or the three months ended October 31, 2003.

Six Months Ended October 31, 2004
---------------------------------

Revenues:
---------

     Revenues increased $127,397, or 484% to $153,699 for the six months ended October 31, 2004 from $26,301 for the six months ended October 31, 2003. The increase in revenue for the six months ended October 31, 2004 was due to a consulting contract with a publicly held company where we are providing consulting services and the difference represents earned revenue from the contract for the entire six month period versus only one month in 2003.

Operating Expenses:
-------------------

     Operating expenses increased $170,967, or 349% to $219,961 for the six months ended October 31, 2004 from $48,993 for the six months ended October 31, 2003. The increase was primarily the result of the Company entering the development stage effective May 1, 2003 as compared to being dormant for the comparable period during the six months ended October 31, 2003.

Other Expense:
--------------

     Other expense increased $272,435, or 25,581% to $273,500 for the six months ended October 31, 2004 from $1,065 for the six months ended October 31, 2003. The increase is primarily from a $64,738 loss on the sale of available for sale securities, a $195,000 other than temporary impairment loss for available for sale securities and a $13,989 increase in interest expense on debentures.

Comprehensive Loss:
-------------------

     Comprehensive loss increased $182,758, or 100% to $182,758 for the six months ended October 31, 2004 from zero for the six months ended October 31, 2003. The increase in comprehensive loss for the six months ended October 31, 2004 was due to the reversal of previously recorded unrealized gains on available-for-sale securities. $180,000 of the amount was from the reversal of previously recorded unrealized gains that the Company has determined that the fair market value decrease is other than temporary. The remaining $2,758 is for the reversal of previously recorded unrealized gains, net of unrealized losses for available for sale securities that were either sold or transferred during the six months ended October 31, 2004.

Liquidity and Capital Resources

     Cash was $27,232 at October 31, 2004 as compared to $8,764 at April 30, 2004, and working capital deficit was $476,774 at October 31, 2004 as compared to a working capital deficit of $183,720 at April 30, 2004. The increase in the working capital deficit at October 31, 2004 was primarily the result of a $204,000 increase in Debentures and the transfer and sale of all available for sale securities that were classified as a current asset at April 30, 2004.

Operating Activities: Net cash used in operating activities was $192,937 for the six months ended October 31, 2004 compared to $41,866 for the six months ended October 31, 2003. The increase in cash used in operations resulted primarily due to the fact of a $316,005 increase in the operating loss and a $153,699 increase in contract based revenue from a consulting contract, offset by a $64,738 increase from the loss on sale of available for sale securities and a $195,000 other than temporary impairment loss on available for sale securities.

Investing Activities: Cash flows provided by investing activities were $14,405 for the six months ended October 31, 2004 as compared to zero at October 31, 2003. The increase was due to proceeds received from the sale of available for sale securities.

Financing Activities: Cash flows from financing activities were $197,000 for the six months ended October 31, 2004 as compared to $42,500 of cash flows provided by financing activities during the six months ended October 31, 2003. The increase was due to additional cash proceeds received by the Company from the issuance of debentures in 2004 as compared to 2003.

SHORT-TERM DEBT

Our short-term debt at October 31, 2004 consisted of the following:

Debentures:
-----------

$454,000 Debentures, dated May 2003 through October 2004,
bearing interest at 10% per annum and due in 12 months     $454,000
                                                           ========

From May 2003 through October of 2004, we received $367,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, the debenture holders may be granted the option of converting the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

In November 2003, the predecessor registrant issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the successor registrant.

In January 2004, we issued a $5,000 debenture to a third party for legal services and accounted for the issuance as legal expense.

In September 2004, we issued a $7,000 debenture to a third party for consulting services and accounted for the issuance as consulting expense. The amount represents a five percent (5%) fee for the total amount of debenture proceeds obtained by the Company in accordance with the consulting agreement.

At October 31, 2004, we had $454,000 of debentures outstanding. As of October 31, 2004, $43,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have recorded $2,175 as a debenture penalty in the accompanying Financial Statements as of October 31, 2004. As of November 31, 2004, $160,500 of the Debentures are in default and the 5% penalty amount would be $8,025. The Company is in discussions with the debenture holders concerning the default.

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

     We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004 and during the six months ended October 31, 2004, we received another $197,000 of proceeds from the issuance of Debentures. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates the issuance of up to $1,000,000 of the Company's common stock. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined and from anticipated returns from being a BDC. We can make no assurances that this will occur.

     Upon the successful happening of, and as a result of, the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.

Contractual Obligations and Commercial Commitments

     The following table highlights, as of October 31, 2004, our contractual obligations and commitments by type and period:



                  Payments Due by Period
                  ----------------------
Contractual Obligations  Total        Less than 1 year   1-3 years  4-5 years  After 5 years
-----------------------  -----        ----------------   ---------  ---------  -------------

Short-Term Debt:
----------------
Debentures               $ 454,000    $ 454,000          $    -     $    -     $     -
                         ---------    ---------          ------     ------     -------
Total Short-Term Debt    $ 454,000    $ 454,000          $    -     $    -     $     -
                         =========    =========          ======     ======     =======



As of October 31, 2004, $43,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have recorded $2,175 as a debenture penalty in the accompanying Financial Statements as of October 31, 2004. As of November 31, 2004, $160,500 of the Debentures are in default and the 5% penalty amount would be $8,025. The Company is in discussions with the debenture holders concerning the default.

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







Item 3.     Controls and Procedures.

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

     There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.


                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     In October 2004, we (predecessor registrant) granted 1,950,000 shares of our common stock to our executive officers as compensation, comprised of 750,000 shares to our Chief Executive Officer, 600,000 shares to our President and 600,000 shares to our Chief Financial Officer. We have no formal employment agreement or stated term between the Company and the officers.

     In October 2004, we (predecessor registrant) granted 500,000 shares of our common stock to our Board of Directors as fees for their services, comprised of 100,000 share issuances to five individuals, and 400,000 shares of our common stock to our Advisory Board members as fees for their services, comprised of 100,000 share issuances to four individuals. We also granted 100,000 shares of our common stock to our legal counsel as fees for their services.

     The Company relied on Section 4(2) and Rule 701 of the
Securities Act for all of the above stock issuances since these transactions did not involve any public offering.

Item 3.  Defaults upon Senior Securities

     At October 31, 2004, we had $454,000 of debentures outstanding. As of October 31, 2004, $43,500 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have recorded $2,175 as a debenture penalty in the accompanying Financial Statements as of October 31, 2004. As of November 31, 2004, $160,500 of the Debentures are in default and the 5% penalty amount would be $8,025. The Company is in discussions with the debenture holders concerning the default.

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 14, 2004, pursuant to a written unanimous consent of shareholders in lieu of meeting, all of the predecessor registrant's shareholders voted to approve the share exchange transaction between the predecessor registrant and the successor registrant pursuant to the share exchange agreement entered into on October 15, 2004 among the predecessor registrant, the successor registrant, and each predecessor registrant shareholder.

     On December 1, 2004, pursuant to a written unanimous consent of shareholders in lieu of meeting, the successor registrant, as the sole shareholder of the predecessor registrant, voted to approve the agreement and plan of merger entered into on December 3, 2004 between the successor registrant and the predecessor registrant.

Item 5.  Other Information

     As a result of the Merger Transaction, our common stock is currently quoted on the OTC Pink Sheets under the symbol: NCPN.
We intend to seek a market maker to apply for permission to quote our common stock on the OTC Bulletin Board.

Item 6.  Exhibits

Exhibit No.  Description of Exhibit                   Sequential Page No.
-----------  ----------------------                   -------------------

(2)
        2.1  Share Exchange Agreement (Incorporated by reference to
             Exhibit 2.1 of registrant's Current Report on Form 8-K filed with the Commission on October 21, 2004).

        2.2 Merger Agreement dated December 3, 2004. (Incorporated by reference to Exhibit 2.2 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).
(3)
        3.1 Registrant's Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State's office on November 29, 2004. (Incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).

        3.2 Registrant's Certificate of Designations of Preferred Stock filed with the Nevada Secretary of State's office on October 21, 2004. (Incorporated by reference to Exhibit 3.2 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).

        3.3  Registrant's Bylaws. (Incorporated by reference to Exhibit
             3.3 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).
(31)
        31.1 Certification of the Chief Executive Officer of Nortia
             Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NORTIA CAPITAL PARTNERS, INC.


Registrant

By:/s/William Bosso
   --------------------------------------
   William Bosso, Chief Executive Officer

Dated: December 14, 2004


By:/s/William Bosso
   --------------------------------------
   William Bosso, Chief Executive Officer

Dated: December 14, 2004

By:/s/William Bosso
   --------------------------------------
   Matthew T. Henninger, President

Dated: December 14, 2004

By:/s/Harrysen Mittler
   -----------------------------------------
   Harrysen Mittler, Chief Financial Officer

Dated: December 14, 2004