Form 10QSB
period 2005-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2005-03-16
CIK 1089773

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005.

[ ] TRANSITION  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File number 0-26843

                  Nortia Capital Partners, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                             Nevada
-----------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2005, there were approximately 21,410,000 shares of common stock, $0.001 par value, issued and outstanding. Additionally, there were approximately 480,000 shares issuable.

     Transitional Small Business Disclosure Format (check one);

             Yes [ ]                             No [X]

                  Nortia Capital Partners, Inc.
                        Form 10-QSB Index
                        January 31, 2005

                                                                 Page

Part I: Financial Information

   Item 1.  Financial Statements...............................   3

            Balance Sheet at January 31, 2005 (Unaudited)......   3

            Statement of Operations for the Three and Nine
            Months Ended January 31, 2005 and 2004
            (Unaudited)........................................   4

            Statement of Cash Flows for the Nine Months
            Ended January 31, 2005 and 2004 (Unaudited)........   5

            Notes to Financial Statements (Unaudited)..........   6

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation..................................   20

   Item 3.  Controls and Procedures............................   32

Part II:  Other Information

   Item 1.  Legal Proceedings..................................   33

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds....................................   33

   Item 3.  Defaults upon Senior Securities....................   34

   Item 4.  Submission of Matters to a Vote of
            Security Holders...................................   34

   Item 5.  Other Information..................................   34

   Item 6.  Exhibits...........................................   35

Signatures.....................................................   36

                             PART I
                      FINANCIAL INFORMATION



Item 1.  Financial Statements







                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
                                Balance Sheet
                             At January 31, 2005
                                 (Unaudited)


                            ASSETS
                            ------
Current Assets
Cash                                                              $    91,481
Other receivable                                                        1,625
Employee receivable                                                    26,932
                                                                  -----------
Total Current Assets                                                  120,038
                                                                  ===========


                          LIABILITIES
                          -----------
Current Liabilities
Accounts payable                                                       68,331
Accrued expenses                                                      104,701
Promissory notes                                                      161,000
Debentures                                                            504,000
                                                                  -----------
Total Current Liabilities                                             838,032
                                                                  ===========


                    STOCKHOLDERS' DEFICIENCY
                    ------------------------

Preferred stock, Series A, $0.001 par value,
  5,000,000 shares authorized 600,000 issued and outstanding      $       600
Common stock, $0.001 par value, 50,000,000 shares authorized
  21,410,000 shares issued and outstanding                             21,410
Common stock issuable, 480,000 shares                                     480
Additional paid in capital                                            792,286
Accumulated deficit                                                   (12,398)
Deficit accumulated during development stage                       (1,225,789)
                                                                  -----------
                                                                     (423,411)

Less: Deferred consulting                                            (294,583)
                                                                  -----------

Total Stockholders' Deficiency                                       (717,994)
                                                                  ===========

Total Liabilities and Stockholders' Equity                        $   120,038
                                                                  ===========


               See accompanying notes to financial statements.

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                                                          Period from
                                                                                                          May 1, 2003
                                                                                                        (Inception of
                                         Three Months Ended             Nine Months Ended                 Development
                                             January 31,                    January 31,                    Stage to
                                         2005           2004            2005             2004          January 31, 2005
                                   ----------------------------    --------------------------------    ----------------
Revenues                           $          -     $    60,000    $    153,699     $        86,301    $        300,000

Operating Expenses
General and administrative               75,296          23,817         130,220              62,810             205,352
Rent                                     11,400               -          26,956                   -              26,956
Consulting                               73,917               -          89,832                   -              89,832
Compensation                            229,150               -         275,850                   -             462,649
Debenture penalty                         9,225               -          11,400                   -              11,400
Directors fees                          224,100               -         225,150                   -             237,150
Professional                             41,535          10,000         125,176              20,000             145,177
                                   ------------     -----------    ------------     ---------------    ----------------
Total Operating Expenses                664,623          33,817         884,583              89,810           1,178,516
                                   ------------     -----------    ------------     ---------------    ----------------

Income (Loss) from Operations          (664,623)         26,183        (730,884)             (3,491)           (878,516)

Other Income (Expense)
Interest expense                        (12,615)         (4,271)        (27,669)             (5,336)            (39,116)
Loss on sale of available for
   sale securities                            -               -         (64,738)                  -             (64,738)
Unrealized gain - available for
   sale securities                            -               -               -             725,000                   -
Impairment of investments               (45,331)              -         (48,581)                  -             (48,581)
Other than temporary loss on
  available for sale securities               -               -        (195,000)                  -            (195,000)
Other income                                 40               -           4,540                   -               4,540
Interest income                             (33)              -               8                   -                  19
                                   ------------     -----------    ------------     ---------------    ----------------
Total Other Income (Expense)            (57,939)         (4,271)       (331,440)            719,664            (342,876)
                                   ------------     -----------    ------------     ---------------    ----------------
Net Income (Loss) Before
  Income Taxes                     $   (722,562)    $    21,912    $ (1,062,324)    $       723,155   $     (1,221,392)
                                   ============     ===========    ============     ===============    ================

Income tax expense                            -               -               -                   -              (4,397)
                                   ------------     -----------    ------------     ---------------    ----------------

Net Income (Loss)                  $   (722,562)    $    21,912    $ (1,062,324)    $       723,155   $     (1,225,789)
                                   ============     ===========    ============     ===============    ================

Net (Income) Loss Per Share-Basic
  and Diluted                      $      (0.03)    $      0.01    $      (0.07)    $          0.16    $          (0.14)
                                   ============     ===========    ============     ===============    ================

Weighted Average Shares              20,575,761       4,550,000      14,483,650           4,550,000           9,018,106
                                   ============     ===========    ============     ===============    ================


               See accompanying notes to financial statements

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                                 Period from
                                                                                 May 1, 2003
                                                  Nine Months Ended             (Inception of
                                                      January  31,            Development Stage)
                                                  2005          2004            to January 31,
                                              ----------------------------    ------------------

Cash Flows From Operating Activities:
Net loss                                      $ (1,062,324)    $   723,155    $       (1,225,789)
Adjustments to reconcile net loss to net
cash used in operations:
 Debenture issued for legal services                     -           5,000                 5,000
 Impairment of investments                          48,581               -                48,581
 Debenture issued for consulting services            7,000               -                 7,000
 Loss on sale of available for sale securities      64,738               -                64,738
 Unrealized gain - available for sale
    securities                                           -        (725,000)                    -
 Other than temporary loss on available
   for sale securities                             195,000               -               195,000
 Transfer of available for sale
   ecurities for consulting services                 2,100               -                 2,100
 Common stock issued for compensation              196,000               -               356,000
 Common stock issued for directors fees            225,150               -               237,150
 Common stock issued for consulting
   services                                         19,065               -                19,065
 Common stock issued for legal services             10,000               -                10,000
 Amortization of deferred consulting                58,917               -                58,917
 Common stock based revenue                       (153,699)        (86,301)             (300,000)
Changes in operating assets and liabilities:
  Decrease in prepaid expenses                           -             540                   540
  Increase in other receivable                      (6,500)              -                (6,500)
  Increase in employee receivable                  (26,932)              -               (26,932)
  Increase in accounts payable                           1           6,000                 5,001
  Increase (decrease) in due to
    related party                                   (1,113)          1,113                     -
  Increase in accrued expenses                      84,329           1,042                99,153
                                              ------------     -----------    ------------------
Net Cash Used In Operating Activities             (339,688)        (74,451)             (450,976)
                                              ------------     -----------    ------------------

Cash Flows From Investing Activities:
  Purchase of available for sale securities              -               -               (49,948)
  Proceeds from sale of available for
    sale securities                                 14,405               -                14,405
                                              ------------     -----------    ------------------
Net Cash Provided By (used in) Investing
  Activities                                        14,405               -               (35,543)
                                              ------------     -----------    ------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of promissory notes       161,000               -               161,000
  Proceeds from issuance of debentures             247,000         147,000               417,000
                                              ------------     -----------    ------------------
Net Cash Provided By (used in) Financing
  Activities                                       408,000         147,000               578,000
                                              ------------     -----------    ------------------

Net Increase in Cash                                82,717          72,549                91,481
                                              ------------     -----------    ------------------

Cash at Beginning of Period                          8,764               -                     -
                                              ------------     -----------    ------------------
Cash at End of Period                         $     91,481     $    72,549    $           91,481
                                              ============     ===========    ==================

Cash interest paid                            $          -     $         -    $                -
                                              ============     ===========    ==================

Supplemental Disclosure of Non-Cash
  Transactions:
Debenture issued for available-for-sale
  securities                                  $          -     $    75,000    $           75,000
Exchange of accounts receivable for
  available-for-sale securities                          -          60,000                60,000
Unrealized losses on available-for-sale
  securities                                             -         725,000                     -

Recapitalization of accounts payable                63,330               -                63,330


               See accompanying notes to financial statements

                        Nortia Capital Partners, Inc.
                    (f/k/a BF Acquisition Group I, Inc.)
                        (A Development Stage Company)
                           Schedule of Investments
                                 (Unaudited)

                                                                             Percentage
                                                         Title of          Class Held on
            Portfolio                                 Securities Held     a Fully Diluted      At January 31, 2005
            Company                       Industry    By The Company          Basis (2)         Cost     Fair Value
            ---------                     --------    ---------------     ---------------    ---------   ----------
Control Investments - Minority Owned (1)
----------------------------------------

Avix Technologies, Inc.                   Telecom      Common Stock         <5%              $  43,706   $        -

BF Acquisition Group III, Inc.             Shell       Common Stock         <5%              $   1,625   $        -

BF Acquisition Group IV, Inc.              Shell       Common Stock         <5%              $   1,625   $        -

BF Acquisition Group IV, Inc.              Shell       Common Stock         <5%              $   1,625   $        -
-                                                -
Total Control Investments                                                                    ---------   ----------
  - Minority Owned                                                                           $  48,581   $        -
                                                                                             ---------   ----------
Total Investments                                                                               48,581            -
                                                                                             ---------   ----------
Unearned Income                                                                                      -            -
                                                                                             ---------   ----------
Total Investments, net of
  Unearned Income                                                                            $  48,581   $        -
                                                                                             =========   ==========

(1) Minority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own less than 50% of the voting securities of the company. If we own from 51% to 100% of a Company, it is presented as majority owned.
(2) All common stock is in inactive companies, non-income producing and restricted at the relevant period end.


                 See accompanying notes to financial statements

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)



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

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" since the Company elected to be regulated as a Business Development Company effective January 4, 2005 (see Note 2).

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the
Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

In accordance with APB 20, as a result of becoming a business development company in January 2005, certain amounts in prior periods have been restated and reclassified to conform to the change in accounting principle resulting from a change in reporting entity. The changes are as follows:

  1. Reclassify $725,000 to operating expense for comprehensive loss for the nine months ended January 31, 2004.

  2. Reclassify $43,706 unrealized loss on investments to operating expense for the three and nine months ended
     January 31, 2005.


Note 2   Nature of Operations and Summary of Significant Accounting
         Policies
-------------------------------------------------------------------

Nature of Operations

Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) ("Nortia", "the Company", "we", "us") is a publicly held merchant banking company that during the period covered by this report is in the development stage since it has not generated significant revenue and not implemented its business plan.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)

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

Effective August 2, 2004, the Company changed its name to Nortia
Capital Partners, Inc (See Note 10 - Subsequent Events).

On October 15, 2004, the Company entered into a definitive share exchange agreement with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation. Global then changed its name to Nortia Capital Partners, Inc. On December 2, 2004, the exchange agreement was consummated and pursuant to the terms of the Exchange Agreement, the Company became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). On December 3, 2004, Nortia Florida was merged into Nortia Nevada with Nortia Nevada as the surviving company. As a result of the recapitalization, the Company is no longer a Florida corporation and is now organized under the laws of the State of Nevada.

On January 4, 2005, the Company filed form N-54A with the Securities and Exchange Commission to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and plans to announce a number of acquisitions in the coming months, each of which will be designed to build an investment portfolio and enhance the Company's shareholder value. It is the Company's intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential acquisitions to just one line of business or industry, as the acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC's, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDC's report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC's are required to make available significant managerial assistance to their portfolio companies.

On February 17, 2005, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split is February 28, 2005 and the pay date is March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying Financial Statements for all share and per share data.


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

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2005.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method definedin SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. At January 31, 2005, the Company had no stock options or warrants outstanding.

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer's voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)

For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

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

Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies.

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

Income (Loss) per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

As previously discussed, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split is February 28, 2005 and the pay date is March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying Financial Statements for all share and per share data.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive gains (losses). Other comprehensive gains (losses) for the Company consists of unrealized gains (losses) related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity

Note 3.  GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss of $1,062,324 and net cash used in operations of $339,688 for the nine months ended January 31, 2005, a working capital deficiency of $717,994, a stockholders' deficiency of $717,994 and a deficit accumulated during the development stage of $1,225,789 at January 31, 2005. Additionally, at January 31, 2005, the Company is in default of $228,000 of Debentures (See Note 10 - Subsequent Events).

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating future revenues as a BDC through direct investments into private companies, start-up companies, and through the opportunities provided by turnaround companies. We also intend to invest in the commercial real estate market. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants.

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

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004 and for the nine months ended January 31, 2005, we have received another $247,000 of proceeds from the issuance of Debentures. We obtained $161,000 of proceeds from the issuance of Promissory Notes for the three months ended January 31, 2005. We have used these funds to cover our current obligations. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company anticipates the issuance of up to $1,000,000 of the Company's common stock. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


As a result of the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.

Note 4.  INVESTMENTS
--------------------
In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in the same publicly held company discussed below. In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we recorded the 100,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $5,000 unrealized gain at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

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

In June and July of 2004, we sold the remaining 97,500 shares and received $14,405 of proceeds and recognized a $64,738 loss on the sale of the securities. As a result of the transfer and sale of the above securities, we have reversed the previously discussed $5,000 unrealized gain and $2,243 unrealized loss that were recorded at April 30, 2004.

In April and May 2004, we paid $6,500 of professional services for four companies and recorded a $1,625 receivable from each company. In July 2004, we agreed to receive 75,000 shares of common stock from one of these companies instead of the cash due
of $1,625.    In September 2004, we agreed to receive 100,000
shares of common stock from one of these companies instead of the
cash due of $1,625.    In November 2004, we agreed to receive
100,000 shares of common stock from one of these companies instead of the cash due of $1,625. In December 2004, we agreed to receive 100,000 shares of common stock from one of these companies instead of the cash due of $1,625. All of these companies have a limited operating history and have a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we have recorded an impairment loss for the entire $4,850 in the accompanying Statement of Operations for the nine months ended January 31, 2005. The remaining $1,625 for the final company is recorded as other receivable in the Balance Sheet as of January 31, 2005.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company (See Note 5 - Indebtedness). We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the twelve months ended April 30, 2004, we recorded $146,301 of the consulting fees as revenue and recorded $153,699 of consulting fees as revenue during the six months ended October 31, 2004 and had earned a total of $300,000 or 100% of the consulting fees from the inception of the contract as of October 31, 2004. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $180,000 at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

In accordance with EITF 03-01 "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments", we evaluated the underlying securities that had an original cost of $0.20 and a fair market value of $2.15 in January 2004, but the fair market value had been reduced to $0.07 per share as of October 31, 2004, or less than the $.20 cost. We also evaluated Global, which is a development stage company, has a stockholders' deficiency and an accumulated deficit. As a result of our analysis, the fair market value at October 31, 2004 was $105,000 and we believed that the impairment is other than temporary and reversed the $180,000 previously recorded unrealized gain discussed above and recorded a $195,000 other than temporary impairment loss at October 31, 2004.

Additionally, in July 2004, our Chief Executive Officer and
President were elected officers and directors of Global. As a result, we classified the securities as an Investment in Affiliate at October 31, 2004.

On October 15, 2004, the Company entered into a definitive share exchange agreement with Global. On December 2, 2004, the exchange agreement was consummated and pursuant to the terms of the exchange agreement, the Company became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). As a result of the transaction, the Board has retired the shares and the Investment held by the Company in Global has been eliminated.

In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of a publicly held company that emerged from bankruptcy under Chapter Eleven (11) of the federal bankruptcy code. There is no active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, the Company has recorded an impairment loss for the entire $43,706, which is classified as impairment of investments in the accompanying Financial Statements as of January 31, 2005.



Note 5.   INDEBTEDNESS
----------------------

From May 2003 through January of 2005, we have received $417,000 of cash proceeds from the issuance of debentures to several parties.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


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

At January 31, 2005, we had $504,000 of debentures outstanding.   As
of January 31, 2005, $228,000 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. The Company is in discussions with the debenture holders concerning the default.

From November 2004 through January of 2005, we have received
$161,000 of cash proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent (10%) per annum, payable in twelve ninety (90) days from the date of the promissory notes.


Note 6.   RECAPITALIZATION
--------------------------

On December 2, 2004 (the "Transaction Date"), the Company consummated a definitive share exchange agreement ("Agreement") with Global Life Sciences, Inc., ("Global") whereby the Company became a wholly-owned subsidiary of Global. Pursuant to the terms of the Agreement, the shareholders of the Company received an aggregate of 17,350,000 newly issued shares of Global common stock, which represents a one-for-one share exchange of the Company's stock for Global stock (the "Transaction"). Giving effect to the Transaction, there were 20,910,000 shares of common stock outstanding, 82.97% of which are held by the Company's current shareholders. Accordingly, since the Company's shareholders obtained voting and management control, this transaction is treated as a recapitalization of the Company. The Company also assumed net liabilities of Global which was a legal obligation in the amount of $63,330, which has been recorded as Accounts Payable in the accompanying Financial Statements.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


As a result of the recapitalization, the Company is deemed to have issued 3,560,000 common shares to the original shareholders of Global. The net effect of the transaction is a debit to additional paid in capital for $168,330, which consists of the $63,330 assumed liability discussed previously and $105,000 for the cancellation of common stock held by the Company in Global. The Financial Statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of Global from the Transaction Date.

Note 7.   STOCKHOLDERS' DEFICIENCY
----------------------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 21,410,000 were issued and outstanding at January 31, 2005. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 480,000 shares that issuable as of January 31, 2005.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which 600,000, designated as Series A, were authorized, issued and outstanding at January 31, 2005. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

Common Stock

In March 2004, we granted 4,300,000 shares of our common stock for compensation and board fees to two individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.04 per share, valued at on the grant date and expensed immediately as $160,000 of compensation expense and $12,000 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and were recorded as Common Stock Issuable in the accompanying Balance Sheet. In September 2004, he shares were issued and have been reclassed from Common Stock Issuable to Common Stock in the accompanying Balance Sheet.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand (240,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 10,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


and were issued by the Company. From August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005.

Of the 270,000 shares that were issued as of July 31, 2004 as discussed above, at the time of the issuance, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.015 per share, thus the 270,000 shares issued as of July 31, 2004 were valued on the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term.

Of the additional 60,000 shares issued between August 1, 2004 and January 31, 2005 as discussed above, 30,000 shares were issued during the three months ended October 31, 2004 and valued at a nominal value of $0.0005 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not be used. The other 30,000 shares vested during the three months ended January 31, 2005 were valued based upon the measurement date of December 31, 2004 at a value of $0.505 per share and the Company has recorded $30,000 of consulting expense in the accompanying Statement of Operations for the three months ended January 31, 2004. The remaining 150,000 shares will be valued at each quarterly issuance measurement date and such value recognized as expense over the quarterly measurement period. These last 15,000 shares vested were not issued as of January 31, 2005 and have been recorded as Common Stock Issuable as of January 31, 2005.

In June 2004, we granted 2,300,000 shares of our common stock for compensation and board fees to our new President. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company determined that a nominal value should be utilized and the valuation is $0.0005 per share, valued at on the grant date and expensed immediately as $1,000 of compensation expense and $150 of directors fees as there was no formal employment agreement or stated term.

In October 2004, we granted 3,900,000 shares to our executive officers as compensation, comprised of 1,500,000 to our Chief Executive Officer, 1,200,000 to our President and 1,200,000 to our Chief Financial Officer. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $195,000 of compensation.

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


In October 2004, we granted 1,000,000 shares to our Board of Directors as fees for their services, comprised of 200,000 share issuances to five individuals. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $50,000 of director fees.

In October 2004, we granted 800,000 shares to our Advisory Board members as fees for their services, comprised of 200,000 share issuances to four individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - see Issuances of Preferred Stock below). As a result, the Company has expended immediately $40,000 of director fees.

In November 2004, we granted 250,000 shares of our common stock to a group for consulting services. The shares were valued at $0.505 per share, the closing stock price on the grant date of November 1, 2004, and we recorded $126,250 of deferred consulting, as the term of the consulting agreement was one (1) year. As of January 31, 2005, we have recorded $21,042 of amortization expense related to the deferred consulting resulting in an unamortized deferred consulting balance of $105,208.

In November 2004, we granted 450,000 shares of our common stock to a group for consulting services. The shares were valued at $0.505 per share, the closing stock price on the grant date of November 1, 2004, and we recorded $227,025 of deferred consulting, as the term of the consulting agreement was one (1) year. As of January 31, 2005, we have recorded $37,875 of amortization expense related to the deferred consulting resulting in an unamortized deferred consulting balance of $189,150. The shares had not been issued as of January 31, 2005 and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

In December 2004, we granted 250,000 shares of our common stock to a new member of our Board of Directors as a fee for their service.
The shares were valued at $0.54 per share, the closing price on the grant date of December 6, 2004, and we expensed immediately $135,000 of director fees.

As a result of the recapitalization discussed previously, the Company recorded 3,560,000 shares of common stock. Certain of these 3,560,000 shares are being returned to the Company for cancellation but as of the date of these Financial Statements, none of the shares had been returned to the Company.

Preferred Stock

In relation to the recapitalization discussed previously, each newly appointed officer of the Company received 200,000 shares of convertible Preferred A stock upon their appointment, which occurred approximately 10 days prior to the December 2, 2004 effective date. Each share of this preferred stock is convertible into one (1) share of common stock at the option of its holder at any time, except that

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


such shares shall convert automatically on the date that is two years from the preferred stock's date of issuance. Each Preferred A Share has voting rights equivalent to ten (10) times the number of shares of common stock into which each such Preferred A Share shall convert, and are entitled to a dividend on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Each Preferred A Share has a liquidation preference equal to $.05.

As a result of the recapitalization, the Company issued 600,000 shares of Series A Preferred Stock.

Note 8.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2005 and December 31, 2014, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2005 and December 31, 2014) and
(ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business

                 Nortia Capital Partners, Inc.
              (f/k/a BF Acquisition Group I, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                        January 31, 2005
                          (Unaudited)


development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

Note 9.   RELATED PARTY TRANSACTIONS
------------------------------------

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, we repaid $2,000 of these advances resulting in a balance due of $1,113 at April 30, 2004. During the three months ended July 31, 2004, we repaid $500 of these advances and during the three months ended January 31, 2004, we repaid the remaining $613. At January 31, 2005, the balance outstanding is zero.

In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and was classified in Due to Related Party. During the three months ended January 31, 2005, the $3,000 was repaid and at January 31, 2005, the balance is zero.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by an officer/director free of charge - (See Note 8 - Commitments and Contingencies).

Note 10.  SUBSEQUENT EVENTS
---------------------------

In January 2005, the Company entered into a one-year investor relations consulting agreement with an unrelated third party. As consideration for the services to be provided, the Company granted 240,000 shares of common stock, payable in monthly 20,000 share issuances. The first installment was due to be paid in February 2005. The Company will record consulting expense based upon the market value of the common stock on each monthly 20,000 share issuance date.

In February 2005, the Company entered into a one-year consulting
agreement with an unrelated third party.   As consideration for
the services provided, a fee of $150,000 was granted to the Consultant. Upon the mutual agreement of both parties, the fee will be paid in cash or up to 200,000 shares of common stock, based upon a $0.75 market value on the date of the agreement. The Company will record $150,000 of deferred consulting and amortize the balance over the one-year term.

As of March 3, 2005, $250,000 of the Debentures discussed previously is in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.
          -----------------------------------------------

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

     Effective August 2, 2004, Nortia Capital Partners, Inc., a Florida corporation formerly known as BF Acquisition Group I, Inc.) ("Nortia", the "Company", "we", "us") changed its name from BF Acquisition Group I, Inc. to Nortia Capital Partners, Inc. On October 15, 2004, we entered into a definitive share exchange agreement with Global Life Sciences, Inc., a publicly traded Nevada corporation, which then changed its name to "Nortia Capital Partners, Inc." On December 2, 2004, the exchange agreement was consummated and pursuant to its terms, we became a wholly-owned subsidiary of the Nevada corporation, which transaction was accounted for as a recapitalization of us. On December 3, 2004, the Florida corporation was merged with and into the Nevada corporation. The Nevada corporation was the survivor of the merger and, as a result, we are no longer domiciled in Florida but are now organized under the laws of the State of Nevada.

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

     On January 4, 2005, the Company filed form N-54A with the Securities and Exchange Commission to become a BDC pursuant to
Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and may announce a number of acquisitions in the coming months, each of which is expected to begin building an investment portfolio to enhance the Company's stockholder value. It is the Company's intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

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

     Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to a combination of third party loans made to our Company and from revenues to be derived from the commencement of our business operations.

OVERVIEW OF COMPANY.

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended April 30, 2004 and April 30, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying January 31, 2005 interim financial statements.

     As reflected in the accompanying financial statements, the Company has a net loss of $1,062,324 and net cash used in operations of $339,688 for the nine months ended January 31, 2005, a working capital deficiency of $717,994, a stockholders' deficiency of $717,994 and a deficit accumulated during the development stage of $1,225,789 at January 31, 2005. Additionally, at January 31, 2005, the Company is in default of $228,000 of Debentures and at March 3, 2005, the Company is in default of $250,000 of Debentures.

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

     The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments; and

     - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS.

     On October 15, 2004, we entered into a definitive share exchange agreement with Global Life Sciences, Inc., a publicly traded Nevada corporation, which then changed its name to "Nortia Capital Partners, Inc." On December 2, 2004, the exchange agreement was consummated and pursuant to its terms, we became a wholly-owned subsidiary of the Nevada corporation, which transaction was accounted for as a recapitalization of us. On December 3, 2004, the Florida corporation was merged with and into the Nevada corporation. The Nevada corporation was the survivor of the merger and, as a result, we are no longer domiciled in Florida but are now organized under the laws of the State of Nevada.

     On October 14, 2004, our Chief Executive Officer and
President resigned as officers and directors of the Nevada corporation. Upon the closing of the above-referenced transactions, the members of the board of directors of the Florida corporation were named to the board of directors of the recapitalized company and the Chief Executive officer, President and Chief Financial Officer of the Florida corporation were named as officers of the recapitalized company.

     Prior to the closing of the above referenced transactions, the Florida corporation owned 150,000 shares of the Nevada corporation, which had previously been recorded as an Investment in Affiliate - Available for Sale Securities in the Florida corporation's Financial Statements at January 31, 2005. As a result of the above-referenced transactions and the recapitalization, the Investment held by the Company was eliminated.

     On January 4, 2005, the Company filed Form N-54A with the Securities and Exchange Commission to become a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and may announce a number of acquisitions in the coming months, each of which is expected to begin building an investment portfolio to enhance the Company's stockholder value. It is the Company's intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

     As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company believes that it is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential acquisitions to just one line of business or industry, as the acquisitions, in total, are expected to enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

     BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDCs, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDCs report to stockholders in a manner similar to traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDCs are required to make available significant managerial assistance to their portfolio companies

     In January 2005, the Company entered into a one year investor relations consulting agreement with an unrelated third party. As consideration for the services to be provided, we granted 240,000 shares of common stock to such third party, payable in monthly 20,000 share issuances. The first installment was due to be paid in February 2005. The Company will record consulting expense based upon the market value of the common stock on each monthly 20,000 share issuance date.

     In February 2005, the Company entered into a one-year consulting agreement with an unrelated third party. As consideration for the services to be provided, a fee of $150,000 was to be paid to the Consultant. Upon the mutual agreement of both parties, the fee could be paid either in cash or in up to 200,000 shares of common stock, based upon a $.75 per share market value on the date of the consulting agreement. The Company will record $150,000 of deferred consulting and amortize the balance over the one-year term of the consulting agreement.

     On February 17, 2005, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split is February 28, 2005 and the pay date is March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying Financial Statements for all share and per share data.

     As of March 3, 2005, $250,000 of the Debentures discussed previously were in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs. The maximum amount of such penalty would be $11,400. The Company is in discussions with the debenture holders concerning the default.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES.

     The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the evaluation of the beneficial conversion feature in debentures and investments in available-for-sale securities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended January 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN.

     The independent registered public accounting firm's reports to our financial statements for the years ended April 30, 2004 and April 30, 2003, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, cash used in operations, $37,500 of our debentures being in default as of August 31, 2004 and being in the development stage with minimal revenues raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

EVALUATION OF BENEFICIAL CONVERSION FEATURE IN DEBENTURES.

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

VALUATION OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK.

     The Company issued common stock in non-cash transactions during the nine months ended January 31, 2005. Previously, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. After issuance of certain convertible preferred shares which were valued based on the estimated value of services rendered, we valued common stock issued for services based on the preferred stock value. Subsequently, there is an active trading market and we are utilizing the closing price on the date of grant for these issuances.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES.

     In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Nine Months
Ended January 31, 2005 and 2004
-----------------------------------------------

                                         Three Months Ended             Nine Months Ended
                                             January 31,                    January 31,
                                         2005           2004            2005             2004
                                   ----------------------------    --------------------------------
Revenues                           $          -     $    60,000    $    153,699     $        86,301

Operating Expenses
General and administrative               75,296          23,817         130,220              62,810
Rent                                     11,400               -          26,956                   -
Consulting                               73,917               -          89,832                   -
Compensation                            229,150               -         275,850                   -
Debenture penalty                         9,225               -          11,400                   -
Directors fees                          224,100               -         225,150                   -
Professional                             41,535          10,000         125,176              20,000
                                   ------------     -----------    ------------     ---------------
Total Operating Expenses                664,623          33,817         884,584              82,810
                                   ------------     -----------    ------------     ---------------

Income (Loss) from Operations          (664,623)         19,683        (730,884)              3,491

Other Income (Expense)
Interest expense                        (12,615)         (4,271)        (27,669)             (5,336)
Loss on sale of available for
  sale securities                             -               -         (64,738)                  -
Unrealized gain-available for
  sale securities                             -               -               -             725,000
Impairment of investments               (45,331)              -         (48,581)                  -
Other than temporary loss on
  available for sale securities               -               -        (195,000)                  -
Other income                                 40               -           4,540                   -
Interest income                             (33)              -               8                   -
                                   ------------     -----------    ------------     ---------------
Total Other Income (Expense)            (57,939)         (4,271)       (331,440)            719,664

Net Income (Loss) Before
  Income Taxes                     $   (722,562)    $    21,912    $ (1,062,324)    $       723,155
                                   ============     ===========    ============     ===============

Income tax expense                            -               -               -                   -
                                   ------------     -----------    ------------     ---------------

Net Income (Loss)                  $   (722,562)    $    21,912    $ (1,062,324)    $       723,155
                                   ============     ===========    ============     ===============


Three Months Ended January 31, 2005
-----------------------------------

Revenues:
--------

     Revenues decreased $60,000, or 100%, to zero for the three months ended January 31, 2005 from $60,000 for the three months ended January 31, 2004. The decrease in revenue was due to the completion in 2004 of a consulting contract with a publicly held company for which we had been providing consulting services. Operating Expenses:

     Operating expenses increased $630,806, or 1,865%, to $664,623 for the three months ended January 31, 2005 from $33,817 for the three months ended January 31, 2004. The increase was primarily the result of the Company commencing preparations in 2005 to implement its BDC business strategy, a $229,150 increase in compensation, a $224,100 increase in director's fees and a $73,917 increase in consulting fees. The increase in compensation, director's fees and consulting fees was primarily paid through the issuance of common stock.

Other Income (Expense):
----------------------

     Other expense increased $53,668, or 1,257%, to $57,939 of expense for the three months ended January 31, 2005 from $4,271 of expense for the three months ended January 31, 2004. The increase is primarily from a $45,331 increase in impairment of investments and an $8,344 increase in interest expense on debentures and promissory notes.


Nine Months Ended January 31, 2005
----------------------------------

Revenues:
--------

     Revenues increased $67,397, or 78%, to $153,699 for the nine months ended January 31, 2005 from $86,301 for the nine months ended January 31, 2004. The increase in revenue was due to a one-year consulting contract with a publicly held company for which we were providing consulting services in 2004. The difference represents earned revenue from the contract for the entire nine month period in comparison with four months in the prior nine-month period.

Operating Expenses:
------------------

     Operating expenses increased $801,773, or 968%, to $884,584 for the nine months ended January 31, 2005 from $82,810 for the nine months ended January 31, 2004. The increase was primarily the result of the Company commencing preparations in 2005 to implement its business strategy, a $275,850 increase in compensation, a $225,150 increase in director's fees and a $89,832 increase in consulting fees. The increase in compensation, director's fees and consulting fees was primarily paid through the issuance of common stock.

Other Income (Expense):
----------------------

     Other income (expense) increased $1,051,103 of expense, or 146%, to $331,440 of expense for the nine months ended January 31, 2005 from $719,664 of income for the nine months ended January 31, 2004. The increase is primarily from a $725,000 unrealized loss on available for sale securities in 2004 with no corresponding amount in 2005, a $64,738 loss on the sale of available for sale securities and a $195,000 other than temporary loss on investments, and a $48,581 impairment of investments, offset by a $22,333 increase in interest expense on debentures and promissory notes.

Liquidity and Capital Resources

     Our cash balance was $91,481 at January 31, 2005 as compared to $8,764 at April 30, 2004, and our working capital deficit was $717,994 at January 31, 2005 as compared to a working capital deficit of $183,720 at April 30, 2004. The increase in the working capital deficit at January 31, 2005 was primarily the result of a $254,000 increase in Debentures, a $161,000 increase in promissory notes, an $84,329 increase in accrued expenses and a $63,331 increase in accounts payable.

Operating Activities: Net cash used in operating activities was $339,688 for the nine months ended January 31, 2005 compared to $74,451 for the nine months ended January 31, 2004. The increase in cash used in operations resulted primarily due to the fact of a $1,053,979 increase in the operating loss and a $67,397 increase in contract based revenue from a consulting contract, offset by a $64,738 increase from the loss on sale of available for sale securities, $48,581 impairment of investments, $195,000 other than temporary loss on available-for-sale investments, $196,000 for common stock issued for compensation, $225,150 for common stock issued for directors fees, and $58,917 of amortization on deferred consulting.

Investing Activities: Cash flows provided by investing activities were $14,405 for the nine months ended January 31, 2005 as compared to zero at January 31, 2004. The increase was due to proceeds received from the sale of available for sale securities.

Financing Activities: Cash flows from financing activities were $408,000 for the nine months ended January 31, 2005 as compared to $147,000 of cash flows provided by financing activities during the nine months ended January 31, 2004. The increase was due to additional cash proceeds received by the Company from the issuance of debentures and promissory notes in 2005 as compared to 2004.

SHORT-TERM DEBT

Our short-term debt at January 31, 2005 consisted of the following:

Debentures:
----------

$504,000  Debentures, dated May  2003  through
January  2005,  bearing interest  at  10%  per
annum and due in 12 months                              $ 504,000
                                                        =========


From May 2003 through January 2005, we received $417,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 0027. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in Global.

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

At January 31, 2005, we had $504,000 of debentures outstanding. As of January 31, 2005, $228,000 of the Debentures discussed previously are in default, as their term was one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. As of March 3, 2005, $250,000 of the
Debentures are in default and the 5% penalty amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

From November 2004 through January of 2005, we received $161,000 of cash proceeds from the issuance of promissory notes to several parties. The promissory note terms bear interest at ten percent (10%) per annum, and are payable ninety (90) days from the date of the promissory notes.

Equity Financing


None


Liquidity

     To continue with our business plan, we will require additional short-term working capital. We cannot assure you that that we will be successful in obtaining sufficient proceeds, if any, and in obtaining funds under any interim debt financing we are able to secure will be sufficient to meet our projected cash needs.

     Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and, if requested, the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

     We obtained $170,000 of proceeds from the issuance of Debentures for the twelve months ended April 30, 2004. For the nine months ended January 31, 2005, we have received another $247,000 of proceeds from the issuance of Debentures. We obtained $161,000 of proceeds from the issuance of Promissory Notes for the three months ended January 31, 2005. We have used these funds to cover our current obligations. Additionally, we determined that it was necessary to raise additional capital to carry out the Company's business plan and the Company is attempting to sell up to $1,000,000 of the Company's common stock. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

     As a result of the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.

Contractual Obligations and Commercial Commitments

     The following table highlights, as of January 31, 2005, our contractual obligations and commitments by type and period:

                                 Payments Due by Period
                                 ----------------------

                                        Less than
Contractual Obligations     Total       1 year       1-3 years    4-5 years   After 5 years
-----------------------     ---------   ---------    ---------    ---------   -------------
Short-Term Debt:
Promissory Notes            $ 161,000   $  161,000
Debentures                    504,000   $  504,000   $       -    $        -  $          -
                            ---------   ----------   ---------    ----------  ------------
Total Short-Term Debt       $ 665,000   $  665,000   $       -    $        -  $          -
                            =========   ==========   =========    ==========  ============


As of January 31, 2005, $228,000 of the Debentures discussed previously are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. As of March 3, 2005, $250,000 of the
Debentures are in default and the 5% penalty amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

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

2005 OUTLOOK
     The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

Item 3.  Controls and Procedures.
         -----------------------

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

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     Not Applicable


Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds
         --------------------------------------------------

     In June 2004, we granted 2,300,000 shares of our common stock for compensation and board fees to our President. There was no formal employment agreement or stated term. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering.

     In October 2004, we granted 3,900,000 shares to our executive officers as compensation, comprised of 1,500,000 to our Chief Executive Officer, 1,200,000 to our President and 1,200,000 to our Chief Financial Officer. We have no formal employment agreement or stated term between the Company and the officers. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering.

     In October 2004, we granted 1,000,000 shares to our Board of Directors as fees for their services, comprised of 200,000 share issuances to five individuals. There was no formal agreement or stated term. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering.

     In October 2004, we granted 800,000 shares to our Advisory Board members as fees for their services, comprised of 200,000 share issuances to four individuals. There was no formal employment agreement or stated term. The Company relied on
Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering.

     In November 2004, we granted 700,000 shares to two consultants as fees for their services, comprised of 250,000 shares to one consultant and 450,000 shares to another consultant. There term for both agreements is one year. The Company relied on Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering.

     In December 2004, we granted 250,000 shares to a new member of our Board of Directors as a fee for their services. There term for both agreements is one year. The Company relied on
Section 4(2), Rule 506 of Regulation D and Rule 701 of the Securities Act since the transaction did not involve any public offering.

Item 3.  Defaults upon Senior Securities
         -------------------------------

       At January 31, 2005, we had $504,000 of debentures outstanding. As of January 31, 2005, $228,000 of the Debentures discussed previously are in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. As of March 3, 2005, $250,000 of the
Debentures are in default and the 5% penalty amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     Not Applicable


Item 5.  Other Information
         -----------------

     On January 4, 2005, the Company filed form N-54A with the Securities and Exchange Commission to become a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and may announce a number of acquisitions in the coming months, each of which is expected to begin building an investment portfolio to enhance the Company's stockholder value. It is the Company's intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

     As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company believes that it is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential acquisitions to just one line of business or industry, as the acquisitions, in total, are expected to enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

     BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDCs, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDCs report to stockholders in a manner similar to traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDCs are required to make available significant managerial assistance to their portfolio companies

     In January 2005, the Company entered into a one-year investor relations consulting agreement with an unrelated third party. As consideration for the services to be provided, we granted 240,000 shares of common stock to such third party, payable in monthly 20,000 share issuances. The first installment was due to be paid in February 2005. The Company will record consulting expense based upon the market value of the common stock on each monthly 20,000 share issuance date.

     In February 2005, the Company entered into a one-year consulting agreement with an unrelated third party. As consideration for the services to be provided, a fee of $150,000 was to be paid to the Consultant. Upon the mutual agreement of both parties, the fee could be paid either in cash or in up to 200,000 shares of common stock, based upon a $.75 per share market value on the date of the consulting agreement. The Company will record $150,000 of deferred consulting and amortize the balance over the one-year term of the consulting agreement.

     On February 17, 2005, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split is February 28, 2005 and the pay date is March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying Financial Statements for all share and per share data.

As of March 3, 2005, $250,000 of the Debentures discussed previously were in default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs. The maximum amount of such penalty would be $11,400. The Company is in discussions with the debenture holders concerning the default.


Item 6.  Exhibits

Exhibit No.  Description of Exhibit
-----------  ----------------------

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

NORTIA CAPITAL PARTNERS, INC.


Registrant

By: /s/William Bosso
   -----------------------------------------
   William Bosso, Chief Executive Officer

Dated: March 9, 2005