Form 10-Q/A
period 2005-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2005-11-23
CIK 1089773

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2005
                                     ----------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

Commission File number:  0-26843

                   Nortia Capital Partners, Inc.
----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Nevada                                       65-0913582
----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

400 Hampton View Court, Alpharetta, Georgia                    30004
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                          (770) 777-6795
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


----------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ ]                              No [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes [ ]                              No [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes [ ]                              No [X]

       As of November 21, 2005, there were approximately 24,351,639 shares of common stock, $0.001 par value, issued and outstanding.

                          Explanatory Note

       On March 16, 2005, Nortia Capital Partners, Inc. filed a Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005 with the Securities and Exchange Commission. However, the staff of the Securities and Exchange Commission has indicated to Nortia Capital Partners, Inc. that, because it had elected to be regulated as a business development company under the Investment Company Act of 1940 during the quarter for which such Report was filed, it must file its quarterly report for such quarter on Form 10-Q and not Form 10-QSB. Consequently, Nortia Capital Partners, Inc. has amended in full its Quarterly Report on Form 10-QSB and hereby files this Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 to comply with the staff's request. As a result, stockholders, potential investors and other readers should consult Nortia Capital Partners, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, rather than the previously filed Quarterly Report on Form 10-QSB for such quarter. In addition, this Quarterly Report on Form 10-Q reflects certain of the staff's comments in respect of the disclosure previously provided by Nortia Capital Partners, Inc. in its Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005.

                    Nortia Capital Partners, Inc.

                          Form 10-Q Index
                         January 31, 2005

                                                                    Page
                                                                    ----

Part I-Financial Information

Item 1. Financial Statements                                         4

        Balance Sheet at January 31, 2005 (Unaudited)                5

        Statement of Operations for the One Month ended
          January 31, 2005 and the Two and Eight Months
          ended December 31, 2004 and the Three and Nine
          Months Ended January 31, 2004 (Unaudited)                  6

        Statement of Cash Flows for the One month ended
          January 31, 2005, Eight Months ended December
          31, 2004 and the Nine Months Ended
          January 31, 2004 (Unaudited)                               7

        Schedule of Changes in Net Assets for the One
          Month ended January  31, 2005 (Unaudited)                  8

        Schedule of Investments at January 31, 2005 (Unaudited)      9

        Notes to Financial Statements (Unaudited)                    10

Item 2.	Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                       29

Item 3.	Quantitative and Qualitative Disclosures About
          Market Risk                                                49

Item 4. Controls and Procedures                                      49

Part II-Other Information

Item 1. Legal Proceedings                                            50

Item 2.	Unregistered Sales of Equity Securities and Use
          of Proceeds                                                50

Item 3. Defaults upon Senior Securities                              51

Item 4. Submission of Matters to a Vote of Security Holders          51

Item 5. Other Information                                            51

Item 6. Exhibits                                                     52

Signatures                                                           52

                               PART I
                        FINANCIAL INFORMATION

Item 1-Financial Statements

                     Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                         At January 31, 2005
                            Balance Sheet
                             (Unaudited)


                        ASSETS
                        ------
Current Assets
Cash                                                      $    91,481
Other receivable                                                1,625
Due from related party                                         26,932
                                                          -----------
Total Current Assets                                          120,038
                                                          ===========

Total Assets                                                  120,038
                                                          ===========

                      LIABILITIES
                      -----------
Current Liabilities
Accounts payable                                               68,330
Accrued expenses                                              104,701
Promissory notes                                              161,000
Debentures                                                    504,000
                                                          -----------
Total Current Liabilities                                     838,031
                                                          ===========

Net Assets                                                $  (717,993)
                                                          ===========

                  STOCKHOLDERS' DEFICIENCY
                  ------------------------

Preferred stock, Series A, $0.001 par value,
  5,000,000 shares authorized 300,000 issued
  and outstanding                                         $       300
Common stock, $0.001 par value, 50,000,000
  shares authorized 21,757,254 shares issued
  and outstanding                                              21,757
Additional paid in capital                                    792,719
Accumulated deficit                                           (12,398)
Deficit accumulated during development stage               (1,225,788)
                                                          -----------
                                                             (423,410)

Less: Deferred consulting                                    (294,583)
                                                          -----------

Total Stockholders' Deficiency                               (717,993)
                                                          ===========

Total Liabilities and Stockholders' Deficiency            $   120,038
                                                          ===========

Net Asset Value Per Share                                 $     (0.03)
                                                          ===========






           See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                         At January 31, 2005
                       Statement of Operations
                             (Unaudited)

                          Post Election            Pre Election          Post Election      Pre Election
                          as a Business           as a Business          as a Business      as a Business
                           Development             Development            Development        Development             Period from
                            Company                  Company               Company              Company              May 1, 2003
                          -------------  -----------------------------  -------------   --------------------------  (Inception of
                              One              Two          Three           One             Eight         Nine       Development
                           Month Ended    Months Ended   Months Ended    Month Ended    Months Ended  Months Ended    Stage) to
                             Jan. 31,        Dec. 31,       Jan. 31,      Jan. 31,        Dec. 31,      Jan. 31,      Jan. 31,
                              2005             2004           2004          2005            2004          2004          2005
                          -------------  -------------   -------------  -------------   ------------  ------------  -------------

Revenues                  $           -  $           -   $      60,000  $           -   $    153,699  $     86,301  $     300,000

Operating Expenses:
General and
  administrative                 35,996         39,299          23,817         35,996         94,223        62,810        205,352
Rent                              3,884          7,516               -          3,884         23,072             -         26,956
Consulting                        7,490         66,427               -          7,490         82,342             -         89,832
Compensation                     30,385        198,765               -         30,385        245,465             -        462,649
Debenture penalty                 9,225              -               -          9,225          2,175             -         11,400
Directors fees                        -        224,100               -              -        225,150             -        237,150
Interest expense                 12,615              -           4,271         12,615         15,054         5,336         39,116
Impairment of
  Investments                    45,331              -               -         45,331          3,250             -         48,581
Professional                     15,283         26,253          10,000         15,283        109,892        20,000        145,176
                          -------------  -------------   -------------  -------------   ------------  ------------  -------------
Total Operating
  Expenses                      160,209        562,360          38,088        160,209        800,623        88,147      1,266,213
                          -------------  -------------   -------------  -------------   ------------  ------------  -------------

Income (Loss) from
  Operations                   (160,209)      (562,360)         21,912       (160,209)      (646,924)       (1,846)      (966,213)

Other Income (Expense):
Loss on sale of
  available for sale
  securities                          -              -               -              -        (64,738)            -        (64,738)
Other than temporary
  loss on for sale
  securities                          -              -               -              -       (195,000)            -       (195,000)
Other income                          4             36               -              4          4,536             -          4,540
Interest income                       -            (35)              -              -              8             -             19
                          -------------  -------------   -------------  -------------   ------------  ------------  -------------
Total Other Income
  (Expense)                           4              1               -              4       (255,194)            -       (255,179)
                          -------------  -------------   -------------  -------------   ------------  ------------  -------------
Net Income (Loss)
  Before Income Taxes     $    (160,205) $    (562,359)  $      21,912  $    (160,205)  $   (902,119) $     (1,846) $  (1,221,392)
                          =============  =============   =============  =============   ============  ============  =============

Income tax expense                    -              -               -              -              -             -         (4,397)

Net loss                  $    (160,205) $    (562,359)  $      21,912  $    (160,205)  $   (902,119) $     (1,846) $  (1,225,789)
                          =============  =============   =============  =============   ============  ============  =============

Net Loss Per Share
  - Basic and Diluted     $       (0.01) $       (0.03)  $        0.01  $       (0.01)  $      (0.07) $          -  $       (0.14)
                          =============  =============   =============  =============   ============  ============  =============

Weighted Average Shares      21,757,254     19,842,584       4,550,000     21,757,254      13,522,418    4,550,000      9,005,434
                          =============  =============   =============  =============   ============= ============  =============


           See accompanying notes to financial statements.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                       Statement of Cash Flows
                            (Unaudited)

                                            Post Election               Pre Election
                                            as a Business               as a Business
                                             Development                 Development
                                               Company                     Company                 Period from
                                            -------------      ------------------------------      May 1, 2003
                                              One Month         Eight Months     Nine Months      (Inception of
                                                Ended              Ended            Ended       Development Stage)
                                               Jan. 31,           Dec. 31,         Jan. 31,        to Jan. 31,
                                                 2005              2004             2004              2005
                                            -------------      -------------    -------------   ------------------
Cash Flows From Operating Activities:
Net income (loss)                           $    (160,205)     $    (902,119)  $      723,155   $       (1,225,788)

Adjustments to reconcile net income
(loss) to net cash used in operations:
 Debenture issued for legal services                    -                  -            5,000                5,000
 Impairment of investments                         45,331              3,250                -               48,581
 Debenture issued for consulting
   services                                             -              7,000                -                7,000
 Loss on sale of available for sale
   securities                                           -             64,738                -               64,738
 Unrealized gain - available for sale
   securities                                           -                  -         (725,000)                   -
 Other than temporary loss on available
   for sale securities                                  -            195,000                -              195,000
 Transfer of available for sale
   securities for consulting services                   -              2,100                -                2,100
 Common stock issued for compensation                   -            196,000                -              356,000
 Common stock issued for directors fees                 -            225,150                -              237,150
 Common stock issued for consulting
   services                                        15,000              4,065                -               19,065
 Common stock issued for legal services                 -             10,000                -               10,000
 Amortization of deferred consulting                    -             58,917                -               58,917
 Common stock based revenue                             -           (153,699)         (86,301)            (300,000)

Changes in operating assets and liabilities:
  Decrease in prepaid expenses                          -                  -              540                  540
  Increase in other receivable                          -             (6,500)               -               (6,500)
  Increase in employee receivable                       -            (26,932)               -              (26,932)
  Increase in accounts payable                     (6,500)             6,501            6,000                5,001
  Increase (decrease) in due to
    related party                                       -             (1,113)           1,113                    -
  Increase in accrued expenses                     14,491             69,837            1,042               99,153

                                            -------------      -------------    -------------   ------------------
Net Cash Used In Operating Activities             (91,883)          (247,805)         (74,451)            (450,976)
                                            -------------      -------------    -------------   ------------------

Cash Flows From Investing Activities:
  Purchase of available for sale
    securities                                          -                  -                -              (49,948)
  Proceeds from sale of available for
    sale securities                                     -             14,405                -               14,405
                                            -------------      -------------    -------------   ------------------
Net Cash Provided By (Used In) Investing
  Activities                                            -             14,405                -              (35,543)
                                            -------------      -------------    -------------   ------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of promissory
    notes                                          86,000             75,000                -              161,000
  Proceeds from issuance of debentures             50,000            197,000          147,000              417,000
                                            -------------      -------------    -------------   ------------------
Net Cash Provided By Financing Activities         136,000            272,000          147,000              578,000
                                            -------------      -------------    -------------   ------------------

Net Increase in Cash                               44,117             38,600           72,549               91,481
                                            -------------      -------------    -------------   ------------------
Cash at Beginning of Period                        47,364              8,764                -                    -
                                            -------------      -------------    -------------   ------------------
Cash at End of Period                       $      91,481      $      47,364    $      72,549   $           91,481
                                            =============      =============    =============   ==================
Cash interest paid                          $           -      $           -    $           -   $                -

Supplemental Disclosure of Non-Cash
Transactions:
Debenture issued for available-for
  -sale securities                          $           -      $           -    $      75,000   $           75,000
Exchange of accounts receivable for
  available-for-sale securities                         -                  -           60,000               60,000
Unrealized losses on available
  -for-sale securities                                  -                  -          725,000                    -
Recapitalization of accounts payable               63,330                  -                -               63,330




           See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                   Statement of Changes in Net Assets
                             (Unaudited)

                                                       One
                                                   Month Ended
                                                January 31, 2005
                                                ----------------

Decrease in net assets from operations:
Net operating losses				$       (160,205)
                                                ----------------

Net decrease in net assets from operations		(160,205)
                                                ----------------
Total decrease in net assets                            (160,205)

Net Assets:
Beginning of Period                                     (557,788)
                                                ----------------
End of period					$       (717,993)
                                                ================

































           See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                       Schedule of Investments
                        At January 31, 2005
                            (Unaudited)

                                                                    Percentage of
                                                    Title of        Class Held on         At January 31, 2005
           Portfolio                             Securities Held   a Fully Diluted     -------------------------
            Company                 Industry     By The Company (2)      Basis            Cost         Fair Value
================================================================================================================
Investments - (1)
================================================================================================================

Avix Technologies, Inc.             Telecom      Common Stock             11%          $     43,706   $        -
----------------------------------------------------------------------------------------------------------------

Universal Capital Management, Inc.  Investments  Common Stock              1%                 1,625            -

----------------------------------------------------------------------------------------------------------------

Total Investments - Minority Owned
Other Non-Controlled Affiliates                                                              45,331            -

----------------------------------------------------------------------------------------------------------------
BF Acquisition Group III, Inc.      Shell        Common Stock              3%                 1,625            -

----------------------------------------------------------------------------------------------------------------
BF Acquisition Group V, Inc.        Shell        Common Stock              1%                 1,625            -

----------------------------------------------------------------------------------------------------------------
Total Investments - Unaffiliated
  Issuers                                                                                     3,250

================================================================================================================
                                                                                                  -            -
----------------------------------------------------------------------------------------------------------------
Total Investments                                                                      $     48,581   $        -
================================================================================================================

Total Investments                                                                            48,581            -

Unearned Income                                                                                   -            -
                                                                                       -------------------------
Total Investments, net of Unearned Income                                              $     48,581   $        -
                                                                                       =========================


(1) Minority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own less than 50% of the voting securities of the company. If we own between 25% and 50% of the issuer, it is presented as minority-owned controlled companies, if between 5% and 25%, it is presented as minority-owned other affiliates.

(2) All common stock is in inactive companies, non-income producing and restricted at the relevant period end.












           See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

Note 1.  Basis of Presentation
------------------------------

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Note 2.  Nature of Operations and Summary of Significant Accounting
         Policies
-------------------------------------------------------------------

Nature of Operations

       Nortia Capital Partners, Inc. ("Nortia", "we", "us", "our", or the "Company") is a publicly held Atlanta, Georgia based firm that during the period covered by this report is in the development stage since it has not generated significant revenue from its business plan.

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

       Prior to October 8, 2004, we had not filed in a timely manner our required reports with the SEC for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on Form 10-KSB for the period ended April 30, 2004. On October

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)


8, 2004, all of these reports were filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period (See Note 8 - Commitments and Contingencies).

       Effective August 2, 2004, we changed our name to Nortia Capital Partners, Inc.

       On October 15, 2004, we entered into a definitive share Exchange Agreement with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation, which then changed its name to "Nortia Capital Partners, Inc." On December 2, 2004, the Exchange Agreement was consummated and, pursuant to its terms, we became a wholly owned subsidiary of the Nevada corporation in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). On December 3, 2004, we were merged into the Nevada corporation with the Nevada corporation surviving. As a result of the recapitalization, we are no longer a Florida corporation and are now organized under the laws of the State of Nevada.

Conversion to Business Development Company

       On January 4, 2005, the Company filed a Form N-54A with the SEC to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result of its new status, the Company plans to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

       As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to develop and expand its business interests. The Company does not intend to limit its potential investments to just one line of business or industry. The Company's investment objective is to generate both capital appreciation and current income from its investments.

       BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDCs, like all mutual funds and closed-end funds, are regulated under the 1940 Act. BDC's report to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. BDCs are required to make available significant managerial assistance to their portfolio companies.

       The results of operations for 2005 are divided into two periods. The eight-month period, representing the period from May 1, 2004 through December 31, 2004, reflects the Company's results prior to operating as a BDC. The one-month period from January 1, 2005 through January 31, 2005, reflects the Company's results as a BDC. The results of operations from January 1, 2005 to January 4, 2005, the BDC election date, were not material. Accounting principles used in the preparation of the financial statements beginning January 1, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

       On February 17, 2005, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split was February 28, 2005 and the pay date was March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying Financial Statements for all share and per share data.


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

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

Beneficial Conversion Feature in Debentures

       In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. If the Company issues convertible instruments, a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

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

       Upon election as a BDC in January 2005, the Company is no longer allowed under the 1940 Act to grant stock based compensation to non-employees for goods or services. At January 31, 2005, the Company had no stock options or warrants outstanding.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

Investments

       Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii) minority owned other controlled affiliates if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer's voting common stock and (iii) minority owned other non-controlled affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

       Investments in securities or investments - other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

       For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

       Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Revenue Recognition

       The Company recognizes revenues in accordance with the guidance in the SEC's Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonably assured. The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

       Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies."

Income Taxes

       Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS 109").  Under SFAS 109, deferred

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       As we are now a BDC, we currently intend to elect to be a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the "Code", for tax purposes. Provided we qualify as an RIC, our income generally will not be taxable to us to the extent such income is distributed to our stockholders. In order to make an effective election, we must meet certain income and other requirements. If we were to elect and meet such requirements, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to certain recognized built-in gains.

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

Comprehensive Income (Loss)

       Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive gains (losses). Other comprehensive gains (losses) for the Company consists of unrealized gains (losses) related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity.

Note 3.  Going Concern
----------------------

       As reflected in the accompanying financial statements, the Company has a net loss of $160,205 and net cash used in operations of $91,883 for the one month ended January 31, 2005 as a BDC, a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC. Additionally, the Company has a working capital deficiency of $717,993, a stockholders' deficiency of $717,993, an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $1,225,788 at January 31, 2005. Additionally, at January 31, 2005, the Company is in payment default on certain of its outstanding Debentures (See Note 11 - Subsequent Events).

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)


       The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan as a BDC, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       We plan on generating future revenues as a BDC through direct investments in private companies, start-up companies, and through the opportunities provided by turnaround companies. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants.

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

Note 4.  Investments
--------------------

       In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of common stock in Global Life Sciences, Inc. a publicly held company. In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we recorded the 100,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $5,000 unrealized gain at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)


       In April 2004, we purchased 5,000 shares of common stock for $6,243 in the same publicly held company as discussed above. In accordance with FAS 115, we recorded the 5,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $2,243 unrealized loss at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

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

       In June and July of 2004, we sold the remaining 97,500 shares, received $14,405 of proceeds, and recognized a $64,738 loss on the sale of the securities. As a result of the transfer and sale of the above securities, we have reversed the previously discussed $5,000 unrealized gain and $2,243 unrealized loss that were recorded at April 30, 2004.

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

       In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company (See
Note 5 - Indebtedness). We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 shares of its common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the twelve months ended April 30, 2004, we recorded $146,301 of the consulting fees as revenue and recorded $153,699 of consulting fees as revenue during the six months ended October 31, 2004 and had earned a total of $300,000 or 100% of the consulting fees from the inception of the contract as of October 31, 2004. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

unrealized gain of $180,000 at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

       In accordance with EITF 03-01 "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments", we evaluated the underlying securities that had an original cost of $0.20 and a fair market value of $2.15 in January 2004, but the fair market value had been reduced to $0.07 per share as of October 31, 2004, or less than the $.20 cost. We also evaluated Global, which is a development stage company, and has a stockholders' deficiency and an accumulated deficit. As a result of our analysis, the fair market value at October 31, 2004 was $105,000 and we believed that the impairment is other than temporary and reversed the $180,000 previously recorded unrealized gain discussed above and recorded a $195,000 other than temporary impairment loss at October 31, 2004.

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

       In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of a publicly held company that emerged from bankruptcy under Chapter 11 of the federal bankruptcy code. There is a minimal active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, the Company has recorded an impairment loss for the entire $43,706, which is classified as impairment of investments in the accompanying Financial Statements as of January 31, 2005.

Note 5.  Indebtedness
---------------------

       From May 2003 through January of 2005, we received $417,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, the debenture holders may be granted the option of exchanging the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

       We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 00-27. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

       In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of common stock in Global (see Note 4 - Investments).

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

       At January 31, 2005, we had $504,000 of debentures outstanding. As of January 31, 2005, $228,000 of the Debentures discussed previously is in default, as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. The Company is in discussions with the debenture holders concerning the default.

       From November 2004 through January of 2005, we have received $161,000 of cash proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent per annum, payable in 90 days from the date of the promissory notes.

       See Note 11 - Subsequent Events for information related to material recent events.

Note 6.  Recapitalization
-------------------------

       On December 2, 2004 (the "Transaction Date"), Nortia Capital Partners Inc. Florida ("Nortia Florida") consummated a definitive share exchange agreement ("Agreement") with Global Life Sciences, Inc., ("Global") whereby Nortia Florida became a wholly-owned subsidiary of Global. Subsequently in December 2004, Nortia Florida was merged into Global with Global as the survivor. Global assumed the SEC reporting responsibilities of Nortia Florida and changed its name to Nortia Capital Partners, Inc., a Nevada corporation. Pursuant to the terms of the Agreement, the shareholders of the Company received an aggregate of 17,350,000 newly issued shares of Global common stock, which represents a one-for-one share exchange of the Company's stock for Global stock (the "Transaction"). Giving effect to the Transaction, there were 20,777,254 shares of common stock outstanding, approximately 84% of which are held by the Company's current shareholders. Accordingly, since the Company's shareholders obtained voting and management control, this transaction is treated as a recapitalization of the Company. The Company also assumed net liabilities of Global, which was a legal obligation in the amount of $63,330, which has been recorded as Accounts Payable in the accompanying Financial Statements.

       As a result of the recapitalization, the Company is deemed to have issued 3,427,254 shares of common stock to the original shareholders of Global (See Note 7 - Stockholders' Deficiency.
The net effect of the transaction is a credit to common stock of $3,427, credit to preferred stock of $300 and a debit to additional paid in capital for $172,057, which in total consists of the $63,330 assumed liability discussed previously and $105,000 for

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)

the cancellation of common stock held by the Company in Global. The Financial Statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of Global from the Transaction Date.

       Previously in September 2004, a prior asset purchase and sale agreement between Global and another unrelated entity was rescinded making Global an inactive public shell. All liabilities and obligations of Global except the $63,330 of accounts payable discussed above were assigned to a prior officer of Global, pursuant to a mutual rescission agreement.

Note 7.  Stockholders' Deficiency
---------------------------------

Capital Structure

       We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 21,757,254 were issued and outstanding at January 31, 2005. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

       We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at January 31, 2005. Such shares have been converted into an aggregate of 600,000 post-split Common Shares and, as of October 6, 2005, the authorization for Series A Preferred Stock has been withdrawn. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock.

Common Stock
------------

       In March 2004, we granted 4,300,000 shares of our common stock for compensation and board fees to two individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.04 per share, valued at on the grant date and expensed immediately as $160,000 of compensation expense and $12,000 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and were recorded as Common Stock Issuable in the accompanying Balance Sheet. In September 2004, the shares were issued and have been reclassed from Common Stock Issuable to Common Stock in the accompanying Balance Sheet.

       In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twenty-four (24) months and consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 10,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested and were issued by the Company. From

                     Nortia Capital Partners, Inc.
                  (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                        At January 31, 2005
                            (Unaudited)


August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005.

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

       In October 2004, we granted 3,900,000 shares to our executive officers as compensation, comprised of 1,500,000 to our Chief Executive Officer, 1,200,000 to our President and 1,200,000 to our Chief Financial Officer. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - (see Issuances of Preferred Stock below). As a result, the Company has expended immediately $195,000 of compensation.

       In October 2004, we granted 1,000,000 shares to our Board of Directors as fees for their services, comprised of 200,000 share issuances to five individuals. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $50,000 of director fees.

       In October 2004, we granted 800,000 shares to our Advisory Board members as fees for their services, comprised of 200,000 share issuances to four individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $40,000 of director fees.

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

       As a result of the recapitalization discussed previously, the Company recorded 3,427,254 shares of common stock. Certain of these 3,427,254 shares are being returned to the Company for cancellation but as of the date of these Financial Statements, none of the shares had been returned to the Company (See Note 6 - Recapitalization).

Preferred Stock
---------------

       In relation to the recapitalization discussed previously, each newly appointed officer of the Company received 100,000 shares of convertible Preferred A stock upon their appointment, which occurred approximately 10 days prior to the December 2, 2004 effective date. Each share of this preferred stock is convertible into two (2) shares of common stock at the option of its holder at any time, except that such shares shall convert automatically on the date that is two years from the preferred stock's date of issuance (Mandatory Conversion
Date).  Each Preferred A Share has voting rights equivalent to ten
(10) times the number of shares of common stock into which each such

Preferred A Share shall convert, and are entitled to a dividend on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Each Preferred A Share has a liquidation preference equal to $.10.

       As a result of the recapitalization, the Company issued 300,000 shares of Series A Preferred Stock. Such shares have been converted into an aggregate of 600,000 post-split Common Shares and, as of October 6, 2005, the authorization for Series A Preferred Stock has been withdrawn.

Note 8.  Commitments and Contingencies

       From time to time, we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

       As described in Note 2, we did not file certain reports with the SEC as required of SEC registrants. No provision has been made in the accompanying financial statements for the cost of actions, if any, which may be taken by the SEC against the Company for its non-compliance during this period.

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

       We currently intend to elect to be treated as an RIC, under Subchapter M of the Internal Revenue Code of 1986 as soon as practicable. Once elected, to maintain status as an RIC and obtain the federal income tax benefits of such status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.
In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

       We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940. Accordingly, our ability to elect RIC treatment may be delayed indefinitely.

       In January 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC.
In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the SEC, which was reviewed by the SEC in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

       The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Management as of the date of this Report could not estimate such contingent liabilities.

       The Company granted and issued common stock for consulting services after its election as a BDC on January 4, 2005, which may have violated certain sections of the 1940 Act. Management is taking action to remedy such potential violations including termination of certain consulting agreements and the attempt to reacquire and cancel such shares issued pursuant to the agreement. As the result of such action, the Company may incur liabilities to the consultants which management could not estimate as of the date of this report.

       The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

Note 9.  Related Party Transactions
-----------------------------------

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

       At January 31, 2005, we have a $26,932 receivable classified as due from related party in the accompanying Financial Statements. This amount represents employee payroll taxes paid by the Company but not withheld from two employees, the Chief Executive Officer and the President. Subsequently, these amounts were resolved and the due from related party is zero at April 30, 2005.

       We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by an officer/director free of charge - (See Note 8 - Commitments and Contingencies).

Note 10.  Financial Information
-------------------------------

       Following is a schedule of financial highlights for the one month ended January 31, 2005, during which period the Company operated as a
BDC:
                                                              One
                                                          Month Ended
                                                        January 31, 2005
                                                        ----------------
Per Share Data:
--------------
Net Asset Value at Beginning of Period (1)              $          (0.02)

Net Loss (1)                                                       (0.01)
                                                        ----------------

Net Decrease in Stockholders Deficiency                            (0.01)
                                                        ----------------

Net Asset Value at End of Period                        $          (0.03)
                                                        ================

Per Share Market Value at End of Period                 $           0.85
Total Return (2)                                                     70%
Common Stock Outstanding and Issuable at End of Period        21,757,254

Ratio/Supplemental Data:
-----------------------
Net Assets at End of Period                             $       (717,993)
Ratio of Operating Expenses to Net Assets                            22%
Ratio of Net Operating Loss to Net Assets                            22%

---------------------------------------------------------------------------

(1)	Based on Total Shares Outstanding

(2) Total return equals the increase of the ending market value over the December 31, 2004 price of $0.50 per share, divided by the beginning price.

Note 11.  Subsequent Events
---------------------------

       In January 2005, the Company entered into an investor relations consulting agreement and as consideration for the services to be provided, granted 120,000 shares of common stock, payable in monthly 10,000 share issuances. The first installment will be paid in February 2005, the term of the agreement is one year and the Company will record consulting expense based upon the market value of the common stock on each monthly 10,000 share issuance date.

       In February 2005, the Company entered into a consulting agreement and as consideration for the services provided, a fee of $150,000 was granted to the Consultant. Upon the mutual agreement of both parties, the fee will be paid in cash or up to 100,000 shares of common stock, based upon a $1.50 market value on the date of the agreement. The term of the agreement is one year and the Company will record $150,000 of deferred consulting and amortize the balance over the one-year term.

       As of March 3, 2005, $250,000 of the Debentures discussed previously is in default, as the term was for one year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and this amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

       In April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's
$0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share.
Through July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying Financial Statements as of July 31, 2005.

       From August 1, 2005 through August 31, 2005, the Company received an additional $185,423 of net proceeds from the private placement of units that it initiated in April 2005, representing approximately 168,636 shares of common stock and 168,636 two-year warrants to purchase common stock at $2.00 per share. The shares and warrants are to be issued upon closing of the private offering. As a result, at August 31, 2005 the Company has received $907,867 of net proceeds from the private placement and has 825,700 of shares issuable and 825,700 of two-year warrants to purchase common stock at $2.00 per share.

       In May 2005, Harrysen Mittler resigned as Chief Financial Officer and a director. In connection with his resignation, and effective May 31, 2005, Robert Hunziker was appointed Chief Financial Officer and a director.

       In June 2005, the Company filed Form S-8 with the SEC for the registration of 250,000 shares of the Company's $0.001 par value common stock at an issuance price of $1.00 per share. In July 2005, 125,000 of these shares were issued to William Bosso as compensation for services as Chief Executive Officer of the Company and 125,000 shares were issued to Matthew Henninger for services as President of the Company. In August 2005, it was determined that these shares may not have been validly granted, because, under certain circumstances, a BDC may not issue stock for services, such issuances have been voluntarily rescinded.

       In June 2005, the Company filed Form 1-E with the SEC of the Company's intent to offer up to 600,000 shares of its $0.001 par value common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefor. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes.

       In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and between the Company, Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Investment Sub"), and Holley
Communications Canada, Inc., a Canadian Corporation ("Holley Canada"). Pursuant to the Share Exchange Agreement and subject to certain closing conditions, Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company, to Investment Sub. The current expectation is that following completion of transactions contemplated in the Share Exchange Agreement, the Company will register and distribute as a special dividend to the stockholders of the Company, substantially all the Company's shares in Investment Sub.

       In January 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC.
In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

       The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Management as of the date of this Report could not estimate such contingent liabilities.

       The Company granted and issued common stock for consulting services both before and after its election as a BDC on January 4, 2005, which may have violated certain sections of the 1940 Act. Management is taking action to remedy such potential violations including termination of certain consulting agreements and the attempt to reacquire and cancel such shares issued pursuant to the agreement. As the result of such action, the Company may incur liabilities to the consultants which management could not estimate as of the date of this report.

       The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

       The following discussion contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

       The following is qualified by reference to, and should be read in conjunction with our financial statements ("Financial
Statements"), and the notes thereto, included elsewhere in this Form 10-Q, as well as the discussion hereunder.

       Effective August 2, 2004, Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) ("Nortia", the "Company", "we", "us", and "our") changed its name from BF Acquisition Group I, Inc. to Nortia Capital Partners, Inc.

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

       Prior to October 8, 2004, we had not filed in a timely manner our required reports with the Securities and Exchange Commission ("SEC") for the quarterly periods ended July 31, 2003, October 31, 2003,
January 31, 2004, July 31, 2004 and the annual report on Form 10-KSB for the period ended April 30, 2004. On October 8, 2004, we filed all required reports. No provision has been recorded in the accompanying financial statements for the cost of actions, if any that may be taken by the SEC against the Company for its non-compliance during this period.

       During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time, present management raised capital and commenced preparations to file an election to be treated as a "Business Development Company" ("BDC") with the Securities and Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940.

       On January 4, 2005, we filed a Form N-54A with the Securities and Exchange Commission to become a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, we will now operate as an investment company and plan to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. As a BDC, we expect to derive our revenues through direct investments in private companies, start-up companies, and through the opportunities provided by turnaround companies. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants.

       As a BDC, we will be structured in a manner more consistent with our current business strategy. As a result, we believe we are positioned to raise capital in a more efficient manner and to develop and expand our business interests. Our investment objective is to generate both capital appreciation and current income from our investments.

       BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United
States. BDCs, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDCs report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange
Commission. BDC's are required to make available significant managerial assistance to their portfolio companies.

       The results of operations for 2005 are divided into two periods. The eight-month period, representing the period May 1, 2004 through December 31, 2004, reflects the Company's results prior to operating as a BDC. The one-month period from January 1, 2005 through January 31, 2005, reflects our results as a BDC. Accounting principles used in the preparation of the financial statements beginning January 1, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The primary differences in accounting principles related to the carrying value of investments and accounting for income taxes. See Notes to the financial statements included elsewhere in this Form 10-Q.

       As reflected in the accompanying financial statements, the Company has a net loss of $160,205 and net cash used in operations of $91,883 for the one month ended January 31, 2005 as a BDC, a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC. Additionally, the Company has a working capital deficiency of $717,993, a stockholders' deficiency of $717,993, an accumulated deficit of $12,398, and a deficit accumulated during the development stage of $1,225,788 at January 31, 2005. Additionally, at January 31, 2005, the Company was in payment default under certain debentures that it had issued.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan as a BDC, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       We plan on generating future revenues as a BDC through direct investments in private companies, start-up companies, and through the opportunities provided by turnaround companies. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants.

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

Overview of the Company

       We are a business development company engaged in making investments in operating companies that desire to go public or engage in a liquidity event but that otherwise lack the institutional infrastructure, capital resources, or management expertise necessary to accomplish such liquidity events. For many companies, going public or engaging in a liquidity event is a challenging process. We have developed investment and due diligence processes that we believe will allow us to identify companies that possess the qualities and characteristics necessary to undertake such liquidity events successfully.

       Since our inception, we have suffered losses from operations, have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations and are a development stage company with minimal revenues.

       Our long-term viability as a going concern is dependent on certain key factors, as follows:

   * The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

   * The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

       At January 31, 2005, we had $504,000 of ten percent (10%) debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was converted into the Company's $0.001 par value common stock at a conversion rate of $0.25 per share. Additionally, a bonus equal to twenty percent (20%) of the debenture principal conversion shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five percent (5%) for any default that occurs. As a result of the debenture conversion, we have recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on conversion of debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on conversion of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

       From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent per annum, payable in 90 days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was converted into the Company's $0.001 par value common stock at a conversion rate of $0.25 per share. No conversion of accrued interest was offered in the conversion documents. As a result of the promissory note conversion, we have recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on conversion of debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on conversion of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

       In April 2005, the Company initiated a private offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the Company's Financial Statements as of July 31, 2005.

       From August 1, 2005 through August 31, 2005, the Company received an additional $185,423 of net proceeds from the private placement of units that it initiated in April 2005, representing approximately 168,636 shares of common stock and 168,636 two-year warrants to purchase common stock at $2.00 per share. The shares and warrants are to be issued upon closing of the private offering. As a result, at August 31, 2005 the Company has received $907,867 of net proceeds from the private placement and has 825,700 of shares issuable and 825,700 of two-year warrants to purchase common stock at $2.00 per share.

       In May 2005, Harrysen Mittler resigned as Chief Financial Officer and a director. In connection with his resignation, and effective May 31, 2005, Robert Hunziker was appointed Chief Financial Officer and a director.

       In June 2005, the Company filed a Registration Statement on Form S-8 with the SEC for the registration of 250,000 shares of the Company's $0.001 par value common stock at an issuance price of $1.00 per share. In July 2005, 125,000 of these shares were issued to William Bosso as compensation for services as Chief Executive Officer of the Company and 125,000 shares were issued to Matthew Henninger for services as President of the Company. In August 2005, it was determined that these shares may not have been validly granted, because, under certain circumstances, a BDC may not issue stock for services, such issuances have been voluntarily rescinded.

       In June 2005, the Company filed a Notice on Form 1-E with the SEC of the Company's intent to offer up to 600,000 shares of its $0.001 par value common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefor. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes.

       In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and between the Company, Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub"), and Holley
Communications Canada, Inc., a Canadian Corporation ("Holley Canada"). Pursuant to the Share Exchange Agreement and subject to certain closing conditions, Acquisition Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company, to Acquisition Sub. In accordance with the Company's status as a BDC, the current expectation is that following completion of transactions contemplated in the Share Exchange Agreement, the Company will register and distribute as a special dividend to the stockholders of the Company, substantially all the Company's shares in Acquisition
Sub.

       In January 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC.
In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel and with the SEC staff to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory consequences may result from the foregoing.

       The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this report.

       The Company granted and issued common stock for consulting services both before and after its election as a BDC on January 4, 2005, which may have violated certain sections of the 1940 Act. Management is taking action to remedy such potential violations including termination of certain consulting agreements and the attempt to reacquire and cancel such shares issued pursuant to the agreement. As the result of such action, the Company may incur liabilities to the consultants which management could not estimate as of the date of this report.

       The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

Going Concern

       As reflected in the accompanying financial statements, the Company has a net loss of $160,205 and net cash used in operations of $91,883 for the one month ended January 31, 2005 as a BDC, a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC. Additionally, the Company has a working capital deficiency of $717,993, a stockholders' deficiency of $717,993, an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $1,225,788 at January 31, 2005. Additionally, at January 31, 2005, the Company was in payment default under certain of its Debentures. These items respectively, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Estimates and Policies

       The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2 "Summary of Significant Accounting Policies" in the notes to our financial statements contained in our quarterly report on Form 10-Q for the period ended January 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

Fair Value of Financial Instruments

       We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at April 30, 2005.

Valuation of Common Stock Issued For Services

       The Company issued common stock to several parties during the year ended April 30, 2004. For all of these issuances, valuation was determined based upon the stock closing price on the date of grant.

Valuation of Investments

       As a BDC, for financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material.
Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

        Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred

Valuation Allowance For Deferred Tax Assets And Liabilities

       In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

Results of Operations

Financial Analysis of the Three Months Ended January 31, 2005 and 2004
----------------------------------------------------------------------

                               Post Election     Pre Election                    Pre Election
                               as a Business     as a Business                   as a Business
                                Development       Development                     Development
                                  Company           Company                         Company
                               -------------     -------------   -------------   -------------
                                    One               Two         Total Three        Three
                                Month Ended       Months Ended    Months Ended   Months Ended
                                  Jan. 31,          Dec. 31,        Jan. 31         Jan. 31,
                                   2005               2004            2005           2004
                               -------------     -------------   -------------   -------------
Revenues                       $           -     $           -   $           -   $      60,000

Operating Expenses:
General and administrative            35,996            39,299          75,295          23,817
Rent                                   3,884             7,516          11,400               -
Consulting                             7,490            66,427          73,917               -
Compensation                          30,385           198,765         229,150               -
Debenture penalty                      9,225                 -           9,225               -
Interest expense                      12,615                 -          12,615           4,271
Directors fees                             -           224,100         224,100               -
Impairment of investments             45,331                 -          45,331               -
Professional                          15,283            26,253          41,537          10,000
Loss on sale of available-
  for-sale securities                      -                 -               -               -



Total Operating Expenses             160,210           562,360         709,955          38,088

Income (Loss) from Operations       (160,210)         (562,360)       (709,955)         21,912

Other Income (Expense):

Other than temporary loss on
  for sale securities                      -                 -               -               -
Other income                               4                36              40               -
Interest income                            -               (35)            (35)              -
                               -------------     -------------   -------------   -------------

Total Other Expense                        4                 1               5               -
                               -------------     -------------   -------------   -------------

Net (Loss) Before
  Income Taxes                 $    (160,205)    $    (562,359)  $    (722,564)  $      21,912
                               =============     =============   =============   =============

Income tax expense                         -                 -               -               -
                               -------------     -------------   -------------   -------------

Net loss                       $    (160,205)    $    (562,359)  $    (722,564)  $      21,912
                               =============     =============   =============   =============

Note:  To help the reader better understand our 2005 results, all
-----------------------------------------------------------------
references below to 2005 represent the three months ended January 31,
---------------------------------------------------------------------
2005, which is a combination of the one month ended January 31, 2005
--------------------------------------------------------------------
(operations as a BDC) and the two months ended December 31, 2004
----------------------------------------------------------------
(operations prior to becoming a BDC), and is shown as a total for the
---------------------------------------------------------------------
three months ended January 31, 2005 above.  All references to 2004
------------------------------------------------------------------
represent the three months ended January 31, 2004 as operations prior
---------------------------------------------------------------------
to becoming a BDC.
-----------------

Three Months Ended January 31, 2005
-----------------------------------

Revenues:
--------

       Revenues decreased $60,000, or 100% to zero for the three months ended January 31, 2005 from $60,000 for the three months ended January 31, 2004. The decrease in revenue was due to a consulting contract with a publicly held company where we were providing consulting services and the contract was completed in 2004.

Operating Expenses:
------------------

       Operating expenses increased $630,807, or 1,865% to $664,624 for the three months ended January 31, 2005 from $33,817 for the three months ended January 31, 2004. The increase was primarily the result of the Company gearing up in 2005 to implement its business strategy as compared to 2004, a $229,150 increase in compensation, a $224,100 increase in director's fees and a $73,917 increase in consulting. The increase in compensation, director's fees and consulting was primarily from the issuance of common stock for services.

Other Income (Expense):
----------------------

       Other expense increased $53,669, or 1,257% to $57,940 of expense for the three months ended January 31, 2005 from $4,271 of expense for the three months ended January 31, 2004. The increase is primarily from a $45,331 increase in impairment of investments and an $8,344 increase in interest expense on debentures and promissory notes.

Financial Analysis of the Nine Months Ended January 31, 2005 and 2004
---------------------------------------------------------------------



                               Post Election     Pre Election                     Pre Election
                               as a Business     as a Business                   as a Business
                                Development       Development                     Development
                                 Company            Company                          Company
                               -------------     -------------                   -------------
                                   One              Eight         Total Nine          Nine
                               Month Ended       Months Ended    Months Ended    Months Ended
                                 Jan. 31,           Dec. 31,        Jan. 31        Jan. 31,
                                   2005               2004            2005           2004
                               -------------     -------------   -------------   -------------
Revenues                       $           -     $     153,699   $     153,699   $      86,301

Operating Expenses:
General and administrative            35,996            94,223         130,219          62,810
Rent                                   3,884            23,072          26,956               -
Consulting                             7,490            82,342          89,832               -
Compensation                          30,385           245,465         275,850               -
Debenture penalty                      9,225             2,175          11,400               -
Interest expense                      12,615            15,054          27,669           5,336
Directors fees                             -           225,150         225,150               -
Impairment of investments             45,331             3,250          48,581               -
Professional                          15,284           109,892         125,176          20,000
                               -------------     -------------   -------------   -------------
Total Operating Expenses             160,210           800,623         960,833          88,147
                               -------------     -------------   -------------   -------------

Income (Loss) from Operations       (160,210)         (646,924)       (807,134)         (1,846)

Other Income (Expense)

Loss on sale of available
  for sale securities                      -           (64,738)              -               -

Other than temporary loss
  on for sale securities                   -          (195,000)       (195,000)              -
Other income                               4             4,536           4,540               -
Interest income                            -                 8               8               -
                               -------------     -------------   -------------   -------------
Total Other Expense                        4          (255,194)       (255,190)              -
                               -------------     -------------   -------------   -------------

Net Loss Before
  Income Taxes                 $    (160,205)    $    (902,119)  $  (1,062,324)  $      (1,846)
                               =============     =============   =============   =============

Income tax expense                         -                 -               -               -
                               -------------     -------------   -------------   -------------
Net loss                       $    (160,205)    $    (902,119)  $  (1,062,324)  $      (1,846)
                               =============     =============   =============   =============

Note:  To help the reader better understand our 2005 results, all
-----------------------------------------------------------------
references below to 2005 represent the nine months ended January 31,
--------------------------------------------------------------------
2005, which is a combination of the one month ended January 31, 2005
--------------------------------------------------------------------
(operations as a BDC) and the eight months ended December 31, 2004
-------------------------------------------------------------------
(operations prior to becoming a BDC), and is shown as a total for the
---------------------------------------------------------------------
nine months ended January 31, 2005 above.  All references to 2004
-----------------------------------------------------------------
represent the nine months ended January 31, 2004 as operations prior
--------------------------------------------------------------------
to becoming a BDC.
-----------------

Nine Months Ended January 31, 2005
----------------------------------

Revenues:
--------

       Revenues increased $67,398, or 78% to $153,699 for the nine months ended January 31, 2005 from $86,301 for the nine months ended January 31, 2004. The increase in revenue was due to a consulting contract with a publicly held company where we were providing consulting services and the difference represents earned revenue from the contract for the entire nine month period versus only four months in 2004.

Operating Expenses:
------------------

       Operating expenses increased $801,773, or 968% to $884,584 for the nine months ended January 31, 2005 from $82,810 for the nine months ended January 31, 2004. The increase was primarily the result of the Company gearing up in 2005 to implement its business strategy as compared to 2004, a $275,850 increase in compensation, a $225,150 increase in director's fees and an $89,832 increase in consulting. The increase in compensation, director's fees and consulting was primarily from the issuance of common stock for services.

Other Expense:
-------------

       Other expense increased $326,102, or 6,111% to $331,439 for the nine months ended January 31, 2005 from $5,337 for the nine months ended January 31, 2004. The increase is primarily from a $64,738 loss on the sale of available for sale securities, a $195,000 other than temporary loss on investments and a $48,581 impairment of investments, offset by a $22,333 increase in interest expense on debentures and promissory notes.

Liquidity and Capital Resources

       Cash was $91,481 at January 31, 2005 as compared to $8,764 at April 30, 2004, and working capital deficit was $717,993 at January 31, 2005 as compared to a working capital deficit of $183,720 at April 30, 2004. The increase in the working capital deficit at January 31, 2005 was primarily the result of a $254,000 increase in Debentures, a $161,000 increase in promissory notes, an $84,329 increase in accrued expenses and a $63,331 increase in accounts payable.

Operating Activities:  Net cash used in operating activities was
--------------------
$339,688 for the nine months ended January 31, 2005 compared to $74,451 for the nine months ended January 31, 2004. The increase in cash used in operations resulted primarily due to the fact of a $1,053,979 increase in the operating loss and a $67,397 increase in contract based revenue from a consulting contract, offset by a $64,738 increase from the loss on sale of available for sale securities, $48,581 impairment of investments, $195,000 other than temporary loss on available-for-sale investments, $196,000 for common stock issued for compensation, $225,150 for common stock issued for directors fees, and $58,917 of amortization on deferred consulting.

Investing Activities:  Cash flows provided by investing activities
--------------------
were $14,405 for the nine months ended January 31, 2005 as compared to zero at January 31, 2004. The increase was due to proceeds received from the sale of available for sale securities.

Financing Activities:  Cash flows from financing activities were
--------------------
$408,000 for the nine months ended January 31, 2005 as compared to $147,000 of cash flows provided by financing activities during the nine months ended January 31, 2004. The increase was due to additional cash proceeds received by the Company from the issuance of debentures and promissory notes in 2005 as compared to 2004.

Borrowings

Our debt outstanding at January 31, 2005 consisted of the following:

Debentures:
----------

$504,000 Debentures, dated May 2003 through January 2005,
  bearing interest at 10% per annum and due in 12 months      $  504,000
                                                              ==========

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

       In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of common stock in Global.

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

       At January 31, 2005, we had $504,000 of debentures outstanding. As of January 31, 2005, $228,000 of the Debentures discussed previously were in payment default as the term was for one year. The debenture provisions include a penalty of five percent for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. As of March 3, 2005, $250,000 of the Debentures were in default and the 5% penalty amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

       From November 2004 through January of 2005, we have received $161,000 of cash proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent per annum, payable in 90 days from the date of the promissory notes.

Equity Financing

       None.

Liquidity

       To continue with our business plan, we will require additional short-term working capital. We cannot assure you that that we will obtain sufficient proceeds, if any, or that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

Contractual Obligations and Commercial Commitments

       The following table highlights, as of January 31, 2005, our contractual obligations and commitments by type and period:

                          Payments Due by Period
                          ----------------------

                                      Less than                            After
Contractual Obligations   Total        1 year     1-3 years   4-5 years   5 years
-----------------------   -----       ---------   ---------   ---------   -------
Promissory Notes          $ 161,000   $ 161,000   $       -   $       -   $      -
Debentures                  504,000     504,000           -           -          -
                          ---------   ---------   ---------   ---------   --------
Total Debt                $ 665,000   $ 665,000   $       -   $       -   $      -
                          =========   =========   =========   =========   ========

       As of January 31, 2005, $228,000 of the Debentures discussed previously were in payment default as the term was for one year. The debenture provisions include a penalty of five percent for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. As of March 3, 2005, $250,000 of the Debentures were in payment default and the five percent penalty amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

Recent Accounting Developments

       In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

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

Risk Factors

       An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Quarterly Report on Form 10-Q, the following specific risks, not listed in any particular order of priority, should be considered carefully in evaluating the Company, its business, and its common stock.

       We are highly dependent upon management, none of whom has
       ---------------------------------------------------------
significant experience in managing a BDC.  The Company's future
----------------------------------------
success depends on the continued contribution of key management, some of whom would be difficult to replace. The Company's growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to manage the assets successfully and to provide management assistance to the Company's investee companies. If the services of these individuals would be unavailable to the Company for any reason, the Company would be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company's investee companies. In such event, there can be no assurance that the Company would be able to employ qualified persons on terms favorable to the Company. Further, although certain of our directors or executive officers have experience in corporate finance and mergers and acquisitions transactions, none of them has any significant operational BDC experience.

       This is a highly speculative investment.  Ownership of our common
       ---------------------------------------
stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

       Risk involved in new, developing businesses in which the Company
       ----------------------------------------------------------------
will invest.  The Company's initial investment portfolio is expected
-----------
to consist primarily of high-risk investments in new and developing companies. Successful achievement of the investment objectives of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. The Company anticipates that it may take significant investment positions in companies that are listed or to be listed on US Equity Markets, and the OTC Bulletin Board. Moreover, the
Company's task of identifying and helping to build successful new and emerging enterprises is difficult. In light of the Company's lack of operating history as a BDC, the likelihood of the future success of the Company must be evaluated in light of the problems, expenses, difficulties, risks, and complications frequently encountered in connection with similarly situated companies. There can be no assurance that the Company will be successful in identifying and developing these ventures.

       Current management controls our outstanding Common Stock.  Our
       --------------------------------------------------------
officers and directors own in excess of approximately 48% of the issued and outstanding Common Stock. It can be expected that the officers and directors, by virtue of their percentage share ownership, will be able to continue to control the Company's Board of Directors and its policies.

       You may be diluted if we issue additional Common Stock.  From
       ------------------------------------------------------
time to time, the Company may issue additional equity securities. There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in the open market.

       If we qualify for and elect to be treated as an RIC, we will lose
       -----------------------------------------------------------------
substantially all of the benefits of our net operating loss carry-
------------------------------------------------------------------
forwards.  We currently intend to qualify for and elect to be treated
--------
as an RIC under Subchapter M of the Code. To qualify, we must meet certain source of income, distribution, and asset diversification requirements. In any year in which we so qualify, we generally will not be subject to federal income tax on income and capital gains distributed (or deemed distributed to our stockholders. Upon such election and qualification, however, we will lose the tax benefit of our net operating loss carry-forwards (except for use against recognition of built-in gains, as described below). Such loss of NOL's could have an adverse effect on our financial condition.

       If we qualify for and elect to be treated as an RIC, but do not
       ---------------------------------------------------------------
distribute substantially all of our capital gain net income or
--------------------------------------------------------------
ordinary income, we will be subject to additional taxes.  In addition,
-------------------------------------------------------
if we did not distribute in a timely manner (or treat as deemed distributed) 98% of our capital gain net income for each one-year period ending on October 31, or distribute 98% of our ordinary income for each calendar year (as well as any income not distributed in prior years), we will be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs. Even if we qualify as an RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. In addition, we will be subject to corporate-level tax on the amount of any net built-in gains in our assets (determined as of the first day of our first taxable year as a RIC) we recognize within ten years of the effective date of our RIC election (offset by any available net operating loss carry-forwards).

       We may have difficulty satisfying the RIC income requirements.
       -------------------------------------------------------------
Among the RIC requirements is the requirement that an RIC derive at least 90% of its gross income from dividends, interest, gains from the sale of securities and other specified types of income. In order to comply with this requirement, we will need to ensure each year that we do not receive an excessive amount of income that falls outside of these permissible categories (e.g., fee or service income). That restriction may adversely affect our business plan or limit our ability to undertake certain transactions or business arrangements.

       Management has discretionary use of Company assets.  We are not
       --------------------------------------------------
currently engaged in any substantive business activities other than activities that relate to our first project (the July 2005 agreement to acquire a minority equity interest in Holley Communications Investment, Inc.). We continue to look for and investigate other business opportunities that are consistent with our business plan. Accordingly, management has broad discretion with respect to the investments. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, it will have broad discretion in allocating these funds. There can be no assurance that the management's use or allocation of such proceeds will allow it to achieve its business objectives.

       We expect that each of our investments initially will be
       --------------------------------------------------------
illiquid.  We expect that we will generally acquire our investments
--------
directly from the issuer in privately negotiated transactions. We expect that the majority of the investments in our portfolio will typically have no established trading market pending the filing of a registration statement for certain of the securities of such investment. We expect that we will exit much of each of our investments when the portfolio company has a liquidity event, such as a public offering of the portfolio company. The illiquidity of our investments may adversely affect our ability, and the ability of our stockholders, to dispose of equity securities of our portfolio companies at times when it may be otherwise advantageous for us or our stockholders to liquidate such securities. In addition, if we, or our stockholders, were forced to liquidate some or all of the investments immediately, the proceeds of such liquidations could be significantly less than otherwise.

       Economic recessions or downturns could impair our
       -------------------------------------------------
portfolio companies and harm our operating results.  Many of the
--------------------------------------------------
companies in which we make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

       We may not borrow money unless we maintain asset coverage for
       -------------------------------------------------------------
indebtedness of at least 200%, which may affect returns to
----------------------------------------------------------
stockholders.  We must maintain asset coverage for total borrowings of
------------
at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing funds from various sources on favorable terms. There can be no assurance that we will not borrow funds in an amount, which, when compared to the aggregate value of our assets, will permit us to maintain such leverage. The Company may not be in compliance with the 1940 Act asset coverage requirements for a BDC.
If we do not maintain such minimum 200% asset coverage ratio and our asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so.

       We operate in a competitive market for investment opportunities.
       ---------------------------------------------------------------
We compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks.
Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

       Changes in the law or regulations that govern us could have a
       -------------------------------------------------------------
material impact on us or our operations.  We are regulated by the SEC
---------------------------------------
and other federal and state regulatory agencies. In addition, changes in the laws or regulations that govern business development companies and regulated investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

       Our ability to invest in private companies may be limited in
       ------------------------------------------------------------
certain circumstances.  If we are to maintain our status as a business
---------------------
development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

       Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the

SEC has raised the question as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

       Until the question raised by the staff of the SEC pertaining to the Federal Reserve's 1998 change to its margin rules has been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or those that otherwise qualify as an "eligible portfolio company" under the 1940 Act.

       The SEC issued in November 2004 proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We do not believe that these proposed rules, to the extent such proposed rules are subsequently approved by the SEC, will have a material adverse effect on our operations.

       Results may fluctuate and may not be indicative of future
       ---------------------------------------------------------
performance.  Our operating results may fluctuate and, therefore, you
------------
should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

       Our common stock price may be volatile.  The trading price of
       ---------------------------------------
our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

* price and volume fluctuations in the overall stock market from time to time;

* significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

* volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

* changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

* actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

*   general economic conditions and trends;

*   loss of a major funding source; or

*   departures of key personnel.

       We have a limited operating history as a BDC which may affect
       -------------------------------------------------------------
our ability to manage our business and may impair your ability
--------------------------------------------------------------
to assess our prospects.  We were incorporated in April 1999 but only
------------------------
commenced business and investment operations as a BDC in mid-January 2005. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or other securities could decline substantially.
We have limited operating history as a BDC. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC, our operating flexibility would be significantly reduced.

       If our investments do not meet our performance expectations, you
       ----------------------------------------------------------------
may not receive distributions.  We intend to make distributions to our
-----------------------------
stockholders following our election to be treated as a RIC under the Code. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

       Because we intend to distribute substantially all of our income
       ---------------------------------------------------------------
to our stockholders upon our election to be treated as a RIC, we will
---------------------------------------------------------------------
continue to need additional capital to finance our growth.  If
--------------------------------------------------------------
additional funds are unavailable or not available on favorable terms,
---------------------------------------------------------------------
our ability to grow will be impaired.  In order to satisfy the
------------------------------------
requirements applicable to a RIC, to avoid payment of excise taxes, and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain net long-term capital gains recognized after we become a RIC, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

       If we fail to qualify as a RIC, then we will be subject
       -------------------------------------------------------
to corporate-level income tax, which would adversely affect
-----------------------------------------------------------
our results of operations and financial condition.  If we fail to
-------------------------------------------------
qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock.

       Our business model depends to a significant extent upon strong
       --------------------------------------------------------------
referral relationships with venture capital, private equity fund
----------------------------------------------------------------
sponsors and other investment banking and financial institutions, and
---------------------------------------------------------------------
our inability to develop or maintain these relationships, or the
----------------------------------------------------------------
failure of these relationships to generate investment opportunities,
--------------------------------------------------------------------
could adversely affect our business.  We expect that members of our
-----------------------------------
management team will maintain their relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of equity or debt investments.

       Regulations governing our operations as a BDC affect our ability
       ----------------------------------------------------------------
to and the manner in which we raise additional capital, which may
-----------------------------------------------------------------
expose us to risks.  Our business will require a substantial amount of
------------------
capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness, or preferred stock, and we may borrow money from banks or other financial institutions (collectively "senior securities") up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

       To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from stockholders and independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease and you might experience dilution.

       Future offerings of debt securities, which would be senior to our
       -----------------------------------------------------------------
common stock upon liquidation, or equity securities, which could
----------------------------------------------------------------
dilute our existing stockholders and be senior to our common stock for
----------------------------------------------------------------------
the purposes of distributions, may have an adverse effect on the value
----------------------------------------------------------------------
of our common stock.  In the future, we may attempt to increase our
-------------------
capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       Because we currently have no long-term debt and do not expect that, in the next 12 months, we will incur any (although there can be no assurance that the funds that we will require to operate our business during that period will be available to us through sales of our equity or through short-term borrowings), we do not consider a principal risk to be interest rate fluctuations. If, in the future, we incur, or consider incurring, a material amount of long-term debt, the occurrence of such event could result in interest rate fluctuations becoming a principal risk. Currently, we consider our principal market risk to be the fluctuations of the valuations of the investment portfolio.

       Our investments are carried at fair value, as determined by the Board of Directors. We expect to value publicly traded securities at the closing price on the valuation date. We expect to value debt and equity securities that are not publicly traded, or that we are restricted from trading, at fair value as determined in good faith by our Board of Directors. In making such determination, we expect that the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, or other securities, we expect that the Board of Directors will determine the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned at other times.

Item 4.  Controls and Procedures

       As of January 31, 2005 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.


Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.



                               PART II
                         OTHER INFORMATION

Item 1.  Legal Proceedings

    On April 21, 2005, Mirador Consulting, Inc., filed a Complaint against Nortia Capital Partners, a Florida corporation, in the County Court in and for Palm Beach County, Florida, styled as Mirador
                                                       -------
Consulting, Inc., a Florida corporation, Plaintiff, vs. Nortia Capital
----------------------------------------------------------------------
Partners, Inc., a Florida corporation, Defendant, Case No.
------------------------------------------------
502005CC004932XXXXSB DIV RD. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a Consulting Agreement between Mirador and us dated December 22, 2004. Pursuant to the terms of that Agreement, Mirador received shares in our Company.

    On December 6, 2004, 16 days prior to the execution of the Consulting Agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist.

   In June 2005, the court entered a default against the Florida defendant. A motion to set aside the default against the defendant was granted on August 30, 2005. A Motion to Dismiss the Complaint With Prejudice was filed on September 16, 2005, and remains pending. We believe that both the Florida defendant and we have meritorious defenses to the Complaint.

    On September 1, 2005, we filed a Complaint against Mirador in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The case is styled Nortia Capital Partners, Inc., a Nevada corporation v. Mirador Consulting, Inc., a Florida corporation, Case No. 50 2005 CA 008373 XXXX MB AN. The case seeks a Declaratory Judgment from the Court declaring that Mirador is not entitled to retain any of its shares in our Company, and that those shares should be cancelled of record.

    On November 1, 2005, Mirador filed its Answer and Affirmative
Defenses to the Complaint, as well as a Counterclaim and Third Party Complaint. The essence of these pleadings is Mirador's allegation that it performed the required services under the Consulting
Agreement, and that it is, therefore, entitled to retain its shares in our Company and to receive $10,000.00 due to it under the Consulting Agreement. Mirador also claims other unspecified damages due to our Company's refusal to issue Mirador an original stock certificate for additional shares resulting from our Company's stock split on or about February 28, 2005. In its Third Party Complaint, Mirador also named our President, among others, and alleged causes of action for tortuous interference with contractual rights and conspiracy with the Company in respect of such shares. Our charter and bylaws provide indemnification rights to our executive officers and directors.

     We believe that all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our Complaint.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.  Defaults upon Senior Securities

       At January 31, 2005, we had $504,000 of debentures outstanding. As of January 31, 2005, $228,000 of the Debentures discussed previously were in payment default as the term was for one (1) year. The debenture provisions include a penalty of five percent (5%) for any default that occurs and we have accrued $11,400 as a debenture penalty in the accompanying Financial Statements as of January 31, 2005. As of March 3, 2005, $250,000 of the Debentures were in payment default and the 5% penalty amount would be $12,500. The Company is in discussions with the debenture holders concerning the default.

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

Item 6.  Exhibits

Exhibit No.                    Description of Exhibit
-----------     ---------------------------------------------------------

    31.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Act of 2002.

    32.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Act of 2002.

    32.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Act of 2002.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTIA CAPITAL PARTNERS, INC.


Dated:  November 18, 2005           By:  /S/ WILLIAM BOSSO
                                        ------------------------------
                                        William Bosso,
                                        Chief Executive Officer


Dated:  November 18, 2005           By:  /S/ ROBERT HUNZIKER
                                        ------------------------------
                                        Robert Hunziker,
                                        Chief Financial Officer