Form 10-K
period 2005-04-30
NORTIA CAPITAL PARTNERS, INC.
filed 2005-11-23
CIK 1089773

___________________________________________________________________________

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                         FORM 10-K



[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED APRIL 30, 2005

                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM            TO
                                     ----------    ---------

             COMMISSION FILE NUMBER:  0-26843

                        __________


                 NORTIA CAPITAL PARTNERS, INC.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)




            Nevada                           33-0967353
    ----------------------        ------------------------------
   (State of Incorporation)      (I.R.S. Employer Identification
                                               Number)

         400 Hampton View Court
          Alpharetta, Georgia                         30004
 --------------------------------------             ---------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (770) 777-6795
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                      Title of each class

           Common Stock, par value $0.001 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes[ ]    No [X]


    Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)
Yes  [ ]    No  [X]

    Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

    The aggregate market value of common stock held by non-affiliates of the Registrant on November 21, 2005, based on the closing sales price on that date of $1.55, as reported by Pink Sheets LLC, was $1.90. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 24,351,639 shares of the Registrant's common stock outstanding as of November 21, 2005, which number includes an immaterial number of shares subject to cancellation.

___________________________________________________________________________

                   NORTIA CAPITAL PARTNERS, INC.
                           FORM 10-K
              FOR THE FISCAL YEAR ENDED APRIL 30, 2005
                       TABLE OF CONTENTS


                                                                        Page

                               PART I

Item 1.  Business                                                         1

Item 2.  Properties                                                       7

Item 3.  Legal Proceedings                                                7

Item 4.  Submission of Matters to a Vote of Security Holders              8

                              PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                8

Item 6.  Selected Financial Data                                         10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk                                                     28

Item 8.  Financial Statements and Supplementary Data                     29

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                             30

Item 9A. Controls and Procedures                                         30

Item 9B. Other Information                                               30

                             PART III

Item 10. Directors and Executive Officers of the Registrant              30

Item 11. Executive Compensation                                          33

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                      35

Item 13. Certain Relationships and Related Transactions                  36

Item 14. Principal Accountant Fees and Services                          36

                             PART IV

Item 15. Exhibits and Financial Statement Schedules                      37

Signatures                                                               38

                              PART I
Item 1.	Business

Nortia Capital Partners, Inc.

    Nortia Capital Partners, Inc. ("Nortia", "we", "us", "our", or the "Company") is an Atlanta-based firm that elected to become a Business Development Corporation ("BDC") in January 2005, pursuant to the provisions of Section 54(a) of the Investment Company Act of 1940 (the "1940 Act"). The Company operates as a BDC for regulatory oversight and reporting purposes and currently intends to elect to be treated as a Regulated
Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code, for tax purposes. (See the following section for a broader discussion of the operating environment of BDCs and RICs. See also "Risk Factors.") As a
BDC, the Company is, in effect, a publicly traded private equity fund, where stockholders provide capital in a regulated environment for private investment in a pool of short- and long-term investments. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

    The Company currently expects to invest in emerging and development-stage companies that intend to be listed and trading on US equity markets, including the OTC Bulletin Board. It is intended that the primary use of Company resources is to invest in private and micro-cap companies that typically lack the necessary capital and depth of management to expand their businesses.

    For the period between January 4, 2005 (commencement of our status as a BDC) and April 30, 2005, we explored certain investment opportunities, but did not invest in any portfolio companies. In July 2005, subsequent to the end of our fiscal year, we entered into an agreement, as our first project, to acquire a minority equity interest in Holley Communications Investment, Inc.

Operating and Regulatory Structure

    Our investment activities are managed by our executive officers and supervised by our board of directors, a majority of whom are independent. As a BDC, we are required to comply with certain regulatory requirements. For example, we generally cannot co-invest in any portfolio company with any of our affiliates without an exemptive order from the Securities and Exchange Commission, or the "SEC." Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We are not currently in compliance with all of the rules and regulations related to operating as a BDC.

    In January 2005, we filed an election to become subject to the 1940 Act, such that we could commence conducting our business activities as a BDC. In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E.

    In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering.

     While we are seeking to comply with the 1940
Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

    We currently intend, as soon as practicable, to elect to be treated for federal income tax purposes as an RIC, although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. No assurance can be provided that the Company will meet the requirements for election of RIC treatment in the near future or ever. For these and other risks related to the tax treatment of the Company see "Risk Factors."

Investment Objectives and Policies

    Our investment objective is to achieve capital gains and, to a lesser extent, current income. In order to achieve this objective, we currently intend to invest in public and private companies in a wide array of industries, including manufacturing, distribution, and service industries, throughout the United States. We may also invest to a limited extent in selected transactions world-wide, to the extent that such investments are consistent with the limitations on such investing by BDCs under the 1940 Act. Furthermore, we plan to target emerging growth companies that have an executable business plan for growth and a well-managed infrastructure.

Investment Strategy

    The Company intends to seek to invest in companies that it believes present opportunities for superior performance through liquidity events, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company currently expects to invest, providing both subordinated debt and equity, to certain portfolio companies and only subordinated debt or equity to others.

    The Company would be comfortable as either a majority or minority investor, without a fixed time horizon for the investments. This should allow for long-term commitments. The Company can continue to provide capital for add-on acquisitions that help build value after the initial closing.
The Company's investment objectives and policies are subject to change by a majority affirmative vote of the Company's Board of Directors.

Managerial Assistance

    As a BDC, we are generally required to make managerial assistance available to our portfolio companies. When requested the Company will provide guidance and counseling concerning their management, operations, business objectives, and policies. Additionally, it our current intention to provide advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. The Company intends to provide fee-based business expertise through in-house and contract consultants.

    The Company's management has in-depth experience in the US public capital markets and can assist companies with the process of going public or seeking liquidity events, as well as developing strategies for creating stockholder value once those companies are public or liquidity events are achieved. The Company has relationships with potential service providers in this process that include, legal, accounting, public relations, market makers, investment banking firms and investors.

Investment Process

    Management has an aggregate of 38 years of collective experience in mergers and acquisitions and plans to work with both buy-side and sell-side portfolio companies to accomplish their individual goals by implementing the following steps:

    (A)  Develop detailed understanding of management's expected outcomes;

    (B)  Develop a timetable for transaction;

    (C) Validate proposed transaction terms with select buyers or sellers and select institutional investors or lenders;

    (D)  Finalize financing strategy and market positioning;

    (E)  Perform due diligence;

    (F) Prepare executive summary and presentation materials - including financial model;

    (G)  Pre-screen and contact potential buyers or sellers;

    (H)  Coordinate principal meetings;

    (I) Coach management on how to communicate and negotiate with buyers and sellers and generally facilitate the interactions between management and buyers or sellers;

    (J) Assist with the preparation of responses to due diligence requests;

    (K) Assist with the negotiation of term sheets with interested parties; and

    (L) Work with management and the investor or lender to complete due diligence process and negotiate final closing documents.

Due diligence

    We conduct diligence on prospective portfolio companies consistent with what our management believes to be the best practices approach adopted by others in the industries in which such opportunities exist. We believe that our management has the ability and knowledge to conduct appropriate and extensive due diligence investigations prior to our investing in a prospective portfolio company. In conducting our due diligence, we use publicly available information, as well as information derived from former and current management teams, consultants, competitors, and investment bankers and the direct experience of our management and consultants.

    Our due diligence may typically include:

    *  review of historical and prospective financial information;

    *  on-site visits;

    * interviews with management, employees, customers and vendors of the potential portfolio company;

    *  review of senior loan documents;

    *  background checks on management; and

    * research relating to the company's management, industry, markets, products and services, and competitors.

    Upon the completion of due diligence and a decision to proceed with an investment in a company, our management presents the opportunity to our board of directors, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Valuation Policies

Valuation of Portfolio Investments

    As a business development company, the Company's business plan calls for it to invest primarily in illiquid securities issued by private companies ("Private Investments"). These Private Investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its Private Investments at fair value as determined in good faith by the Company's board of directors in accordance with the Company's valuation policy. The Company determines fair value to be the amount for which an investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company intends to record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company intends to record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company's security has also appreciated in value. Under this valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether a private investment has increased in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale.

    Equity Securities

    Equity interests in portfolio companies for which there is no liquid public market are valued based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company's securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

    The value of the Company's equity interests in public companies for which market quotations are readily available is based upon the closing public market price for the last day up to and including the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

    Loans and Debt Securities

    For loans and debt securities, to the extent that we invest in them, fair value generally approximates cost unless the borrower's condition or external factors lead to a determination of fair value at a lower amount. When the Company receives nominal cost warrants or free equity securities ("nominal cost equity"), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Portfolio Valuation Process

    Our methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market-changing events that impact valuation. Because of the type of investments that we make and the nature of our business, this valuation process requires an analysis of various factors.
In our valuation process, we use the AICPA's definition of "current sale," which means an "orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale."

    Our process for determining the fair value for a private finance investment is applied consistently across our portfolio. The process is as follows. First, we determine the portfolio company's enterprise value as if we were to sell it in a "current sale." We then evaluate the amount of our debt and the position of our debt in the portfolio company's capital structure. If the enterprise value of the portfolio company is in excess of the amount of our last dollar of investment capital given our priority in the capital structure, the fair value of our investment will be considered to be our cost or perhaps, given the structure of our particular security, greater than cost if we are to share in equity appreciation. If the enterprise value of the portfolio company is less than our last dollar of investment capital in the capital structure, then our investment has declined in value and we need to reduce the fair value of our investment and incur a charge to our earnings by recognizing unrealized depreciation.

    Determining the enterprise value of a portfolio company, as if that portfolio company were to be sold in a "current sale," is a very complex process, where we must analyze the historical and projected financial results of the portfolio company and analyze the public trading market and private M&A market to determine appropriate purchase price multiples. In addition, a reasonable discount to the value of our securities must also be reflected when we may have restrictions such as vesting periods for warrants or other factors.

Specific Considerations

    The valuation of illiquid private securities is inherently subjective, and as a result, we must exercise good judgment in our valuation process. The ultimate goal is a reasonable estimate of fair value determined in good faith.

    Methodologies to determine enterprise value: There is no one methodology to determine enterprise value. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, revenues and in limited instances book value. In determining a multiple to use for valuation purposes, we look to private M&A statistics, discounted public trading multiples or industry practices. In determining the right multiple, one needs to consider not only the fact that our portfolio company may be private relative to a peer group, but one must consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, when a portfolio company is at EBITDA breakeven or slightly below but has excellent future prospects, the best valuation methodology may be a discounted cash flow analysis based upon future projections. If a company is distressed, a liquidation analysis may provide the best indication of enterprise value.

    Discounts on common equity securities: When determining the value of common equity securities or warrants to purchase such securities, we need to consider what type of discount to apply to the value of the security if we are in a minority position, have restrictions on resale, have specific concerns about the receptivity of the M&A market to a specific company at a certain time or other factors. Generally, we find that we apply larger discounts when we are new to an investment, and therefore, a sponsor-controlled exit strategy has not yet been developed. As an investment in the portfolio matures, we generally need to consider whether or not we should begin to reduce discounts, especially if we are generally aware that the sponsor or controlling shareholder group has begun to develop an exit strategy.

    When we are the controlling shareholder, the discount imposed should generally be less than in the case of a minority position. We may still contemplate the need to discount for the current state of the M&A market or restrictions we may have imposed on us due to our relationship with management or other capital providers.

Competition

    Virtually all of our existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do and, due to our current limited capital, it may be difficult for us to compete successfully with these other companies. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Certain Government Regulations

    We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations applicable to business development companies.

Business Development Company.

    A BDC is defined and regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. BDCs generally are designed to provide stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

        As a BDC, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

* Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

* Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

* Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.


An eligible portfolio company" means any issuer that:

    (A) Is organized under the laws of, and has its principle business in, any state or states:

    (B) Is neither an investment company as defined in section 3 of the 1940 Act (other than a Small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly owned subsidiary of the business development company) nor a company which would be an investment company except for the exclusion from the definition of investment company in section 3(c) of the 1940 Act, and

    (C) Satisfies one the following:

        (i) It does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under section 7 of the Securities Exchange Act of 1934;

        (ii) It is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such Eligible Portfolio
Company and, as a result of such control, has an affiliated person who is a director of such Eligible Portfolio Company;

        (iii) It has total assets of not more than $4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $2,000,000, except that the SEC may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or

        (iv) It meets such other criteria as the SEC may, by rule, establish.

    As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders unless we meet the applicable asset coverage ratio at the time of the distribution. See "Risk Factors." Currently, we are not in compliance with this requirement. See "Recent Developments."

    We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

    As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

    We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.

    We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or
(ii) more than 50% of the outstanding shares of such company.

    We expect that we will be periodically examined by the SEC for compliance with the 1940 Act.

Regulated Investment Company Status.

    We currently intend to elect to be treated as an RIC under Subchapter M of the Code as soon as practicable. If we qualify as an RIC and elect to be treated as an RIC, we generally will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

    If we elect to be treated as an RIC, in order to maintain that status and to obtain the federal income tax benefits of that status, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and
(4) timely distribute to stockholders at least 90% of our annual investment company taxable income as defined in the Code. We intend to take all steps necessary to qualify as an RIC.
However, there can be no assurance that we will be able to qualify for such treatment in 2005 or any future year.

    As of the first day of our first taxable year as an RIC, we may have assets (including intangible assets not reflected on our balance sheet) with built-in gains (i.e., assets with a fair market value in excess of their tax basis). Unless we elect to be taxable on such gains as of such date, we will be required to pay corporate-level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as an RIC. We may, in that case, use any available net operating loss carry-forwards of offset such gains. Otherwise, our net operating loss carry-forwards cannot be utilized by us as a RIC.

    Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income to the extent we recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash.

    In the event we qualify to be treated as an RIC, dividends declared and paid by us in a year generally will differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We generally will be required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax on RICs equal to 4% of the amount by which 98% of the current year's taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid generally will be carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax, as required.

Employees

    As of November 21, 2005, we had two full-time employees, neither of whom is represented by a union. We believe that our relationship with our employees is good.

Item 2.	Properties

    We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 400 Hampton View Court, Alpharetta, Georgia 30004. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

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

     We believe that all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our Complaint.

Item 4.	Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during our fourth fiscal quarter ended April 30, 2005.

                                PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

    Our common stock is quoted by Pink Sheets LLC under the symbol "NCPN". The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                                         Bid (1)
                                                         ---
                                                      High    Low
                                                      ----    ---
Year ending April 30, 2005:
First Quarter.....................................   $0.80   $0.10
Second Quarter....................................   $1.20   $0.60
Third Quarter.....................................   $1.65   $0.55
Fourth Quarter....................................   $4.28   $2.50

Year ended April 30, 2004:
First Quarter.....................................   $0.25   $0.20
Second Quarter....................................   $1.90   $1.20
Third Quarter.....................................   $3.20   $2.00
Fourth Quarter....................................   $2.08   $2.20
___________

(1) Reflects one-for-ten reverse split with a record date of October 12, 2004, and two-for-one forward split with a record date of February 28, 2005.

                                            Closing Bid
                                               Price
                                            ------------
                                                           Premium of        Premium or
                                                           High Sales    Discounted of Low
                                                            Price to       Sales Price to   Declared
Year Ending April 30, 2005         NAV(3)   High    Low      NAV(4)            NAV(4)       Dividends
------------------------------------------------------------------------------------------------------
Third Fiscal Quarter (commencing
   January 4, 2005 (2))            $ (.03)  $ 1.65  $ 0.55     102%            105%            -0-
Fourth Fiscal Quarter              $ (.01)  $ 4.28  $ 2.50     100%            100%            -0-

(1) Reflects one-for-ten reverse split with a record date of October 12, 2004, and two-for-one forward split with a record date of February 28, 2005.

(2) Date of our election to become regulated as a BDC under the 1940 Act.

(3) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(4) Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

    While shares of our common stock currently trade in excess of our net asset value, there can be no assurance, however, that our shares will continue to trade at such a premium (to net asset value). On November 21, 2005, the last sales price of our common stock was $1.55. As of November 21, 2005, there were approximately 400 holders of record of our common stock.

Penny Stock Rules

    The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, if current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an "accredited investor") in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

    The broker-dealer also must provide, prior to effecting any transaction (by a person other than an established customer or an "accredited investor") in a penny stock, the customer with
(a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

    In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.
These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

DIVIDENDS

    We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate reinvesting profits, if any, into the business. As of the end of our 2005 fiscal year, our board had not declared any dividends.

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

    We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as an RIC. We cannot assure stockholders that they will receive any dividends and distributions or dividends and cash or stock distributions at a particular level.

Recent Sale of Unregistered Securities

    In April 2005, the Company initiated a private offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consisted of one share of the Company's common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through
July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share.

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

Item 6.	Selected Financial Data

    The Statement of Operations, Per Share, and Balance Sheet data for the periods ended April 30, 2005, and 2004, are derived from our financial statements that have been audited by Salberg & Company, PA, our independent registered public accounting firm.
The Statement of Operations, Per Share, and Balance Sheet data for the period ended April 30, 2004, are derived from our financial statements that have been audited by Ahearn, Jasco & Company, P.A., our former independent registered public accounting firm. Information in response to this Item is incorporated herein by reference to the tables in Notes 11 and 13 of the accompanying Financial Statements. This selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.


Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations

    The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report. We may use words such as "anticipates," "believes," "expects," "intends", "will", "should," "may" and similar expressions to identify forward-looking statements.

Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K. We undertake no duty to update any forward-looking statements made herein. Additional information regarding these and other risks and uncertainties is also contained in our other periodic filings with the SEC.

    Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute "forward-looking statements." The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

*   our future operating results;

*   our business prospects and the prospects of our portfolio companies;

*   the impact of investments that we expect to make;

* the dependence of our future success on the general economy and its impact on the industries in which we invest;

*   the ability of our portfolio companies to achieve their objectives;

*   our expected financings and investments;

*   the adequacy of our cash resources and working capital; and

* the timing of cash flows, if any, from the operations of our portfolio companies.

Overview

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

        Prior to October 8, 2004, we had not filed in a timely manner our required reports with the SEC for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on Form 10-KSB for the period ended April 30, 2004. On October
8, 2004, all of these reports were filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period

       Prior to November, 2005, we had not filed in a timely manner our required annual report with the SEC for the on Form 10-K for the period ended April 30, 2005. In November, 2005, this report was filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period.

       Effective August 2, 2004, BF Aquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

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

    As of January 2005, we elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we currently intend to elect to be treated as an RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as an RIC, we generally will not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. (We may, however, be required to pay a corporate level tax on certain built-in gains recognized after the effective date of our RIC election.) If we fail to qualify as an RIC, or if we choose not to make such election, we will be subject to corporate-level income taxes, which could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We executed an agreement regarding our first investment since electing to be regulated as a BDC in July 2005.

    The following is qualified by reference to, and should be read in conjunction with our audited financial statements ("Financial
Statements"), and the notes thereto, included elsewhere in this Form 10-K, as well as the discussion hereunder.

    Effective August 2, 2004, Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) ("Nortia", the "Company", "we",
"us", and "our") changed its name from BF Acquisition Group I,
Inc. to Nortia Capital Partners, Inc.

    We were initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses. During June
2003, we brought in present management, raised additional capital, and initiated activities to re-establish our business.

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

    During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time, present management raised capital and commenced preparations to operate as a "Business Development Company" ("BDC") with the SEC, whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940.

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

    On January 4, 2005, we filed Form N-54A with the SEC and elected to be regulated as a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of our new status, we now operate as an investment company and plan to announce a number of investments in the future, each of which will be designed to build an investment portfolio and enhance the Company's shareholder value. It is our intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. As a BDC, we currently expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. Additionally, we intend to provide fee based business expertise through in-house consultants and contract consultants.

    As a BDC, we will be structured in a manner more consistent with our current business strategy. As a result, we believe we are positioned to raise capital in a more efficient manner and to develop and expand our business interests. We do not intend to limit potential investments to just one line of business or industry, as the investments, in total, will enhance value to stockholders through capital appreciation and payments of dividends to us by our investee companies.

    BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to private and small public companies in the United States. BDC's, like all closed-end funds (and mutual funds), are regulated by the 1940 Act. BDC's report to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. BDC's are required to make available significant managerial assistance to their portfolio companies.

    The results of operations for 2005 are divided into two periods. The eight-month period, representing the period May 1, 2004 through December 31, 2004, reflects the Company's results prior to operating as a BDC. The four-month period from January 1, 2005 through April 30, 2005, reflects our results as a BDC. Accounting principles used in the preparation of the financial statements beginning January 1, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The primary differences in accounting principles related to the carrying value of investments and accounting for income taxes - see corresponding notes later for further discussion.

    As reflected in the accompanying financial statements, we have a net loss of $3,704,595 and net cash used in operations of $285,011 for the four months ended April 30, 2005 as a BDC, a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC. Additionally, we have a working capital deficiency of $129,629, a stockholders' deficiency of $129,629, an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $4,770,177 at April 30, 2005.

    Our ability to continue as a going concern is dependent on the ability to further implement our business plan as a BDC, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately successfully implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

    Presently, we expect to meet our current capital requirements for the next 12 months pursuant to future sales of our common stock, and, to a limited degree, from revenues derived from our business operations as a BDC.

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

    At January 31, 2005, we had $504,000 of ten percent debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. An additional number of shares equal to 20% of the debenture principal exchange shares were granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one year and the debenture provisions included a penalty of five percent for any default that occurs. As a result of the debenture exchange, we have recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of the debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on the exchange of the debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

    From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms bear interest at 10% per annum, payable 90 days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. No shares of common stock were offered in exchange for accrued interest, which was to be forgiven in accordance with the terms of the exchange documents. As a result of the promissory note exchanges, we have recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of the debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on the exchange of the debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

    In April 2005, the Company initiated a private offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consists of one share of the Company's common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through
July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share.

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

    In June 2005, the Company filed a Registration Statement on Form S-8 with the SEC for the registration of 250,000 shares of the Company's common stock at an issuance price of $1.00 per share.
In July 2005, 125,000 of these shares were issued to William
Bosso as compensation for services as Chief Executive Officer of the Company and 125,000 shares were issued to Matthew Henninger for services as President of the Company. As it has been determined that these shares may not have been validly granted, because, under certain circumstances, a BDC may not issue stock for services, such issuances have been voluntarily rescinded.

    In June 2005, the Company filed Form 1-E with the SEC regarding the Company's intent to offer up to 600,000 shares of its common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefor. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes.

    In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company, to Investment Sub. In accordance with the Company's status as a BDC, the current expectation is that following completion of transactions contemplated in the Share Exchange Agreement, the Company will register and distribute as a special dividend to the stockholders of the Company, substantially all the Company's shares in Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

   In January 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC. In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

    The Company granted and issued common stock for consulting services both before and after its election as a BDC on January 4, 2005, which may have violated certain sections of the 1940 Act. Management is taking action to remedy such potential violations including termination of certain consulting agreements and attempting to reacquire and cancel such shares issued pursuant to the agreement. As the result of such action, the Company may incur liabilities to the consultants which management could not estimate as of the date of this Report.
The Company may need to make further changes to its capital structure in connection with becoming compliant with the 1940 Act asset coverage requirements.

    The above matters may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Annual Report. The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

Going Concern

    As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, net loss of $3,704,595, and net cash used in operations of $285,011 for the four months ended April 30, 2005 as a BDC; a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC; working capital deficiency of $129,629, a stockholders' deficiency of $129,629, an accumulated deficit of $12,398, and a deficit accumulated during the development stage of $4,770,177 at April 30, 2005, respectively, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Estimates And Policies

    The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include of the beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant
Accounting Policies" in the notes to our audited financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Evaluation Of Beneficial Conversion Feature In Debentures

    In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. If the Company issued convertible instruments, a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

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

Valuation Of Common Stock Issued For Services

    The Company issued common stock to several parties during the years ended April 30, 2005 and 2004. For all of these issuances, valuation was determined based upon the stock closing price on the date of grant.

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



RESULTS OF OPERATIONS

                                        Post Election  Pre Election as              Pre Election as a    Pre Election as a
                                        as a Business   a Business                      Business             Business
                                         Development     Development                   Development          Development
                                           Company         Company                        Company              Company
                                        ------------    ------------                  --------------       --------------
                                         Four Months    Eight Months                     Year                   Year
                                            Ended          Ended       Total Year        Ended                  Ended
                                          April 30,       Dec. 31,     Ended April      April 30,             April 30,
                                          ---------       --------     -----------      ---------             ---------
                                            2005           2004        30, 2005          2004                  2003
                                        -----------------------------------------------------------------------------------
Revenues                                $          -  $     153,699    $   153,699   $   146,301          $         -

Operating Expenses
General and administrative                   102,556         94,223        196,779        75,133                4,026
Bad debt                                       1,625              -          1,625             -                    -
Rent                                          15,928         23,072         39,000             -                    -
Consulting                                   559,500         82,342        641,842             -                    -
Compensation                                 127,525        245,465        372,990       186,799                    -
Debenture penalty                              9,225          2,175         11,400             -                    -
Directors fees                                     -        225,150        225,150        12,000                    -
Professional                                  77,728        109,892        187,620        20,000                    -
Interest expense                              26,643         15,054         41,697        11,447                    -
Impairment of investments                     45,331          3,250         48,581             -                    -
                                        -----------------------------------------------------------------------------------
Total Operating Expenses                     966,060        800,623       1766,683       305,379                4,026
                                        -----------------------------------------------------------------------------------
Income (Loss) from Operations               (966,060)      (646,925)    (1,612,985)     (159,078)              (4,026)

Other Income (Expense)
Loss on sale - for sale securities                 -        (64,738)       (64,738)            -                    -
Loss on exchange of debt for common stock (2,738,559)             -     (2,738,559)            -                    -
Other than temp loss-for sale securities           -       (195,000)      (195,000)            -                    -
Other income                                      33          4,536          4,568             -                    -
Interest income                                   (8)             8              -            11                    -
                                        -----------------------------------------------------------------------------------

Total Other Income (Expense)              (2,738,534)      (255,194)    (2,993,728)           11                    -
                                        -----------------------------------------------------------------------------------

Net Loss Before Income Taxes              (3,704,595)      (902,119)    (4,606,714)     (159,067)              (4,026)
                                        ===================================================================================
Income tax expense                                 -              -              -        (4,397)                   -

Net Loss                                $ (3,704,595)  $   (902,119)   $(4,606,714)  $  (163,464)         $    (4,026)
                                        ===================================================================================

Comprehensive Loss
Unrealized gain-for sale securities                -       (139,052)      (139,052)      139,052                    -
                                        -----------------------------------------------------------------------------------

Total Comprehensive Loss                $ (3,704,595)  $ (1,041,171)   $(4,745,766)  $   (24,412)         $    (4,026)
                                        ===================================================================================


Note:  To help the reader better understand our 2005 results,
-------------------------------------------------------------
all references below to 2005 represent the year ended April 30,
---------------------------------------------------------------
2005, which is a combination of the four months ended April 30,
---------------------------------------------------------------
2005 (operations as a BDC) and the eight months ended December
--------------------------------------------------------------
31, 2004 (operations prior to becoming a BDC).  All references
--------------------------------------------------------------
to 2004 and 2003 represent the year ended April 30, 2004 and
------------------------------------------------------------
2003 as operations prior to becoming a BDC.
-------------------------------------------

2005 versus 2004
----------------

Revenues:
---------

    Revenue increased $7,398, or 5.1%, to $153,699 for 2005 from $146,301 for 2004. In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the year ended April 30, 2004, we recorded $146,301 of the consulting fees as revenue and recorded $153,699 of consulting fees as revenue during the six months ended October 31, 2004 and had earned a total of $300,000 or 100% of the consulting fees from the inception of the contract as of October 31, 2004. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

    Operating expenses increased $1,461,305, or 479%, to $1,766,683 for 2005 from $305,379 for 2004. The increase was primarily the result of a $641,842 increase in consulting, a $213,150 increase in directors' fees, a $186,191 increase in compensation and a $167,620 increase in professional. The increase in consulting, compensation and directors fees was primarily from the issuance of stock for services. The increase in professional was primarily from an increase in accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for professional services.

Other Expense:
--------------

    Other expense increased $2,993,739, or 26,868% to $2,993,728 of other expense for 2005 from $11 of other income in 2004. The increase was primarily due to a $2,738,559 loss on the exchange of debt to common stock. The loss on exchange was comprised of two components:

    (1) At January 31, 2005, we had $504,000 of 10% debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. An additional number of shares equal to 20% of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one year and the debenture provisions included a penalty of five percent for any default that occurs. As a result of the debenture exchange, we have recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

    (2) From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at 10% per annum, payable 90 days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we have recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

Income Tax Expense:
-------------------

    Income tax expense decreased $4,397, or 100% to zero for 2005 from $4,397 in 2004. The decrease was because in 2004, non-deductible stock issuances put the Company into a net income position and the recording of the applicable income tax expense. In 2005, there was no income tax due to the Company's net loss.

Comprehensive Loss:
-------------------

    Comprehensive loss increased $139,052, or 100% from comprehensive income of $139,052 in 2004. The change was due to the realization in 2005 of previous unrealized gains on available-for-sale securities of $185,000, offset by unrealized losses of $45,948.

2004 versus 2003
----------------

Revenue:
--------

    Revenue increased $146,301, or 100%, to $146,301 for 2004 from zero for 2003. In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In
January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the year ended April 30, 2004, we recorded
$146,301 of the consulting fees as revenue. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

    Operating expenses increased $289,906, or 7,201%, to $293,932 for 2004 from $4,026 for 2003. The increase was primarily the result of an $186,799 increase in compensation, a $12,000 increase in directors' fees and a $71,107 increase in general and administrative. The increase in compensation was primarily from $160,000 of stock issued for compensation to two individuals and the increase in director's fees of $12,000 was from stock issued for these services. For the issuance of this stock, they were expensed immediately as compensation expense and director's fees as there was no formal employment agreement or stated term.

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

Comprehensive Income:
---------------------

    Comprehensive income increased $139,052, or 100% to $139,052 for 2004 from zero in 2003. The increase was due to unrealized gains on available-for-sale securities of $185,000, offset by unrealized losses of $45,948.

Liquidity and Capital Resources:
--------------------------------

    Cash was $11,703 at April 30, 2005 as compared to $8,764 at April 30, 2004 and working capital deficit was $129,629 at April 30, 2005 as compared to $183,721 at April 30, 2004. The decrease in the working capital deficit was primarily the result that in 2004, the Company issued $250,000 of debentures that were converted to common stock in 2005. This was offset by an increase in accounts payable and in accrued expenses.
Net assets decreased $542,515 from $142,580 at April 30, 2004 to a net liability position of $129,629 at April 30, 2005. As a result, the Company may not be in compliance with the 1940 Act asset coverage requirements for a BDC.

Operating Activities
--------------------

    Cash used in operating activities was $532,816 for 2005 as compared to $111,287 for 2004. The increase in cash used resulted primarily from the increase in the net loss.

Investing Activities
--------------------

    Cash provided by investing activities was $14,405 for 2005 compared to cash used in investing activities of $49,948 for 2004. The change from cash used in 2004 to cash provided by in 2005 was because in 2004, the Company purchased $49,948 of available-for-sale securities with no comparable amount in 2005. This was offset by the $14,405 of proceeds from the sale of available-for-sale securities in 2005 with no comparable amount in 2004.

Financing Activities
--------------------

    Cash flows provided by financing activities was $521,350 for 2005 compared to $170,000 for 2004. The increase in cash provided by financing activities was due to $247,000 of cash proceeds received by the Company from the issuance of debentures, $113,000 of proceeds from the issuance of promissory notes and $86,360 of proceeds from a private placement of common stock.

    Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures, promissory notes and the sale of our common stock.

Debt
----

    We had no long-term debt outstanding at April 30, 2005.

    From May 2003 through January of 2005, we received $417,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, at the option of the Company, the debenture holders may be granted the option of exchanging the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

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

    At January 31, 2005, we had $504,000 of 10% debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. An additional number of shares equal to 20% of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one year and the debenture provisions included a penalty of five percent for any default that occurs. As a result of the debenture exchange, we have recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

    From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at 10% per annum, payable 90 days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we have recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

Equity Financing
----------------

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

    In June 2005, the Company filed a Registration Statement on Form S-8 with the SEC for the registration of 250,000 shares of the Company's $0.001 par value common stock at an issuance price of $1.00 per share. In July 2005, 125,000 of these shares were issued to William Bosso as compensation for services as Chief Executive Officer of the Company and 125,000 shares were issued to Matthew Henninger for services as President of the Company.
As it has been determined that these shares may not have been validly granted, because, under certain circumstances, a BDC may not issue stock for services, such issuances have been voluntarily rescinded.

    In June 2005, the Company filed a Form 1-E with the SEC of the Company's intent to offer up to 600,000 shares of its $0.001 par value common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefor. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes.

Liquidity
---------

    To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash from our planned BDC operations to fund our operating activities through the end of fiscal 2005. Presently, our only source of cash is from external financing in the form of debt or the issuance of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and borrowings or the sale of our common stock under any financing structures we are able to secure that will be sufficient to meet our projected cash flow needs.

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

   We obtained $247,000 of proceeds from the issuance of Debentures and $188,000 from the issuance of Promissory Notes in 2005. Additionally, we received $86,350 of proceeds from the issuance of our common stock in 2005 and through August 31, 2005, we have received an additional $821,920 of net proceeds from the sale of our common stock for a total amount of $908,270. We have utilized these funds to cover our current obligations. We are planning on obtaining additional cash proceeds in the next 12 months from the issuance of our common stock.

   As a result of the above items, we believe that we will have sufficient operating cash to meet our required expenditures for the next 12 months. For a further discussion related to our ability to have sufficient cash flow to meet our planned expenditures, please see "2005 Outlook," below.
Contractual Obligations and Commercial Commitments

   As shown on the following table, as of April 30, 2005, we have no contractual obligations or commitments.


                                   Payments Due by Period
                                   ----------------------
                                 Less than 1                            After
                                 -----------                            -----
Contractual Obligations  Total      year       1-3 years    4-5 years   5 years
-----------------------  -----      ----       ---------    ---------   -------
Short-Term Debt:
----------------
Debentures               $   -    $    -       $     -       $    -      $    -
                         -----      ----       ---------    ---------   -------
Total Short-Term Debt    $   -    $    -       $     -       $    -      $    -
                         -----      ----       ---------    ---------   -------

Off-Balance Sheet Arrangements

    We have no Off-Balance Sheet arrangements at either April 30, 2005 or 2004.

Recent Accounting Developments

    The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply, to the Company.

    In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non-monetary Assets - An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

    In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact the financial statements if the Company issues stock options to the employees in the future.

2005 Outlook

    The ability to implement our business plan successfully will be heavily dependent on securing additional capital from the issuance of our common stock or through debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

    In January 2005, we filed an election to become subject to Sections 55 through 65 of the 1940 Act, such that we could commence conducting our business activities as a BDC. In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

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

Risk Factors

    An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Annual Report on Form 10-K, the following specific risks, not listed in any particular order of priority, should be considered carefully in evaluating the Company, its business, and its common stock.

    We are highly dependent upon management, none of whom has
    ---------------------------------------------------------
significant experience in managing a BDC. The Company's future
-----------------------------------------
success depends on the continued contribution of key management, some of whom would be difficult to replace. The Company's growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to manage the assets successfully and to provide management assistance to the Company's investee companies. If the services of these individuals would be unavailable to the Company for any reason, the Company would be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company's investee companies. In such event, there can be no assurance that the Company would be able to employ qualified persons on terms favorable to the Company. Further, although certain of our directors or executive officers have experience in corporate finance and mergers and acquisitions transactions, none of them has any significant operational BDC experience or experience in investing on behalf of BDCs.

    This is a highly speculative investment.  Ownership of our
    ----------------------------------------
common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

    We suffered a significant operating loss in our 2005 fiscal
    -----------------------------------------------------------
year.  The Company is newly reorganized and has no operating
-----
history as a BDC. During the year ended April 30, 2005, our net loss was $3,704,595, including a loss of $2,738,559 for the exchange of debt securities to shares of our common stock. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

    Risk involved in new, developing businesses in which the Company
    ----------------------------------------------------------------
will invest.  The Company's initial investment portfolio is
------------
expected to consist primarily of high-risk investments in new and developing companies. Successful achievement of the investment objectives of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. The
Company anticipates that it may take significant investment positions in companies that are listed or to be listed on US
Equity Markets, and the OTC Bulletin Board.  Moreover, the
Company's task of identifying and helping to build successful new and emerging enterprises is difficult. In light of the Company's lack of operating history as a BDC, the likelihood of the future success of the Company must be evaluated in light of the problems, expenses, difficulties, risks, and complications frequently encountered in connection with similarly situated companies. There can be no assurance that the Company will be successful in identifying and developing these ventures.

    Current management controls our outstanding Common Stock.  Our
    ---------------------------------------------------------
officers and directors own in excess of approximately 48% of the issued and outstanding Common Stock. It can be expected that the officers and directors, by virtue of their percentage share ownership, will be able to continue to control the Company's
Board of Directors and its policies.

    You may be diluted if we issue additional Common Stock.  From
    -------------------------------------------------------
time to time, the Company may issue additional equity securities. There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in the open market.

    If we qualify for and elect to be treated as an RIC, we will
    ------------------------------------------------------------
lose substantially all of the benefits of our net operating loss
----------------------------------------------------------------
carry-forwards.  We currently intend to qualify for and elect to
---------------
be treated as an RIC under Subchapter M of the Code. To qualify, we must meet certain source of income, distribution, and asset diversification requirements. In any year in which we so qualify, we generally will not be subject to federal income tax on income and capital gains distributed (or deemed distributed) to our stockholders. Upon such election and qualification, however, we will lose the tax benefit of our net operating loss carry-forwards (except for use against recognition of built-in gains, as described below). Such loss of NOL's could have an adverse effect on our financial condition.

    If we qualify for and elect to be treated as an RIC, but do not
    ---------------------------------------------------------------
distribute substantially all of our capital gain net income or
--------------------------------------------------------------
ordinary income, we will be subject to additional taxes.  In
--------------------------------------------------------
addition, if we did not distribute in a timely manner (or treat as deemed distributed) 98% of our capital gain net income for each one-year period ending on October 31, or distribute 98% of our ordinary income for each calendar year (as well as any income not distributed in prior years), we will be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs. Even if we qualify as an RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. In addition, we will be subject to corporate-level tax on the amount of any net built-in gains in our assets (determined as of the first day of our first taxable year as a RIC) we recognize within ten years of the effective date of our RIC election (offset by any available net operating loss carry-forwards).

    We may have difficulty satisfying the RIC income requirements.
    --------------------------------------------------------------
Among the RIC requirements is the requirement that an RIC derive at least 90% of its gross income from dividends, interest, gains from the sale of securities and other specified types of income. In order to comply with this requirement, we will need to ensure each year that we do not receive an excessive amount of income that falls outside of these permissible categories (e.g., fee or service income). That restriction may adversely affect our business plan or limit our ability to undertake certain transactions or business arrangements.

    Management has discretionary use of Company assets.  We are not
    ---------------------------------------------------
currently engaged in any substantive business activities other than activities that relate to our first project (the July 2005 agreement to acquire a minority equity interest in Holley Communications Investment, Inc.). We continue to look for and investigate other business opportunities that are consistent with our business plan. Accordingly, management has broad discretion with respect to the investments. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, it will have broad discretion in allocating these funds. There can be no assurance that the management's use or allocation of such proceeds will allow it to achieve its business objectives.

    We expect that each of our investments initially will be
    --------------------------------------------------------
illiquid.  We expect that we will generally acquire our
---------
investments directly from the issuer in privately negotiated transactions. We expect that the majority of the investments in our portfolio will typically have no established trading market. We expect that we will exit much of each of our investments when the portfolio company has a liquidity event, such as a public offering of the portfolio company. The illiquidity of our investments may adversely affect our ability, to dispose of equity securities of our portfolio companies at times when it may be otherwise advantageous for us or our stockholders to liquidate such securities. In addition, if we, or our stockholders, were forced to liquidate some or all of the investments immediately, the proceeds of such liquidations could be significantly less than otherwise.

     Economic recessions or downturns could impair our
     -------------------------------------------------
portfolio companies and harm our operating results.  Many of the
---------------------------------------------------
companies in which we might make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

    We may not borrow money unless we maintain asset coverage for
    -------------------------------------------------------------
indebtedness of at least 200%, which may affect returns to
----------------------------------------------------------
stockholders.  We must maintain asset coverage for total
-------------
borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing funds from various sources on favorable terms. Although we have no borrowings as of April 30, 2005, there can be no assurance that we will not borrow funds in an amount, which, when compared to the aggregate value of our assets, will permit us to maintain such leverage. As of April 30, 2005 the Company may not be in compliance with the asset coverage requirements for a BDC.
If we do not maintain such minimum 200% asset coverage ratio and our asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so.

    We operate in a competitive market for investment opportunities.
    ----------------------------------------------------------------
We compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

    Changes in the law or regulations that govern us could have a
    -------------------------------------------------------------
material impact on us or our operations.  We are regulated by
----------------------------------------
the SEC and other federal and state regulatory agencies. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

    Our ability to invest in private companies may be limited in
    ------------------------------------------------------------
certain circumstances.  If we are to maintain our status as a
----------------------
business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

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

    The SEC has issued in November 2004 proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We do not believe that these proposed rules, to the extent such proposed rules are subsequently approved by the SEC, will have a material adverse effect on our operations.

    Results may fluctuate and may not be indicative of future
    ---------------------------------------------------------
performance.  Our operating results may fluctuate and,
------------
therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

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

*  loss of a major funding source; or

*  Departures of key personnel.

    We have a limited operating history as a BDC which may
    ------------------------------------------------------
affect our ability to manage our business and may impair
--------------------------------------------------------
your ability to assess our prospects. We were incorporated
-------------------------------------
in April 1999 but only commenced business and investment operations as a BDC in mid-January 2005. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or other securities could decline substantially. We have limited operating history. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC, our operating flexibility would be significantly reduced.

If our investments do not meet our performance expectations, you
----------------------------------------------------------------
may not receive distributions.  We intend to make distributions
------------------------------
to our stockholders following our election to be treated as a RIC under the Code. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

    Because we intend to distribute substantially all of our
    --------------------------------------------------------
income to our stockholders in connection with our intended
----------------------------------------------------------
election to be treated as a RIC, we will continue to need
---------------------------------------------------------
additional capital to finance our growth. If additional funds
-------------------------------------------------------------
are unavailable or not available on favorable terms, our
-------------------------------------------------------
ability to grow will be impaired.  In order to satisfy
---------------------------------
the requirements applicable to a RIC, to avoid payment of excise taxes, and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain net long-term capital gains recognized after we become a RIC, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

    If we fail to qualify for and elect to be treated as a RIC,
    -----------------------------------------------------------
then we will be subject to corporate-level income tax, which
------------------------------------------------------------
would adversely affect our results of operations and financial
--------------------------------------------------------------
condition.  If we fail to qualify for the federal income tax
----------
benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock.

    Our business model depends to a significant extent upon strong
    --------------------------------------------------------------
referral relationships with venture capital, private equity fund
----------------------------------------------------------------
sponsors and other investment banking and financial
---------------------------------------------------
institutions, and our inability to develop or maintain these
------------------------------------------------------------
relationships, or the failure of these relationships to generate
----------------------------------------------------------------
investment opportunities, could adversely affect our business.
--------------------------------------------------------------
We expect that members of our management team will maintain their relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of equity or debt investments.

    Regulations governing our operations as a BDC affect our ability
    ----------------------------------------------------------------
to and the manner in which we raise additional capital, which
-------------------------------------------------------------
may expose us to risks.  Our business will require a substantial
-----------------------
amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness, or preferred stock, and we may borrow money from banks or other financial institutions (collectively "senior securities") up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%.
If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

    Future offerings of debt securities, which would be senior to
    -------------------------------------------------------------
our common stock upon liquidation, or equity securities, which
--------------------------------------------------------------
could dilute our existing stockholders and be senior to our
-----------------------------------------------------------
common stock for the purposes of distributions, may have an
-----------------------------------------------------------
adverse effect on the value of our common stock.  In the future,
------------------------------------------------
we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

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

    Our investments are carried at fair value, as determined by the Board of Directors. We expect to value publicly traded at the closing price on the valuation date. We expect to value debt and equity securities that are not publicly traded, or that we are restricted from trading, at fair value as determined in good faith by our Board of Directors. In making such determination, we expect that the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, or other securities, we expect that the Board of Directors will determine the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned at other times.

Item 8.	Financial Statements and Supplementary Data

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                                                                 Page No.
                                                                 --------

Report of Independent Registered Public Accounting Firm            F-1

Report of Independent Registered Public Accounting Firm            F-2

Balance Sheets at April 30, 2005 and 2004                          F-3

Statements of Operations for the four months ended April 30,
2005, the eight months ended December 31, 2004, the years ended
April 30, 2004 and 2003, and the period from May 1, 2003
(inception of development stage) to April 30, 2005                 F-5

Statements of Changes in Stockholders' Equity (Deficiency) for
the years ended April 30, 2005, 2004 and 2003                      F-6

Statement of Changes in Net Assets for the four months ended
April 30, 2005                                                     F-7

Statements of Cash Flows for the four months ended April 30,
2005, the eight months
Ended December 31, 2004, the years ended April 30, 2004 and
2003, and the period from May 1, 2003 (inception of development
stage) to April 30, 2005                                           F-8

Schedule of Investments at April 30, 2005                          F-10

Notes to Financial Statements                                      F-11

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Nortia Capital Partners, Inc. (a development stage company)

We have audited the accompanying balance sheets of Nortia Capital Partners, Inc. (a development stage company), including the schedule of investments, as of April 30, 2005
and 2004,  and the related statements of operations,
changes in stockholders' equity (deficiency), and cash flows for the four months ended April 30, 2005, the eight months ended December 31, 2004 and the year ended April 30, 2004 and for the period from May 1, 2003 (inception of development stage) to April 30, 2005 and the schedule of changes in net assets for
the four months ended April 30, 2005.   These financial
statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of April 30, 2003 were audited by other auditors whose report dated October 16, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 1 to the financial statements, accounting principles used in the preparation of the financial statements beginning January 1, 2005 (upon conversion to a business development company under the Investment Act of 1940, as amended) are different than those of prior periods and therefore are not directly comparable.

As more fully discussed in Note 4 to the financial statements, securities amounting to zero have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Nortia Capital Partners, Inc. (a development stage company), including the schedule of investments, at April 30, 2005 and 2004, and the results of its operations and its cash flows for the four months ended April 30, 2005, the eight months ended December 31, 2004 and the year ended April 30, 2004 and for the period from May 1, 2003 (inception of development stage) to April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, net loss of $3,704,595 and net cash used in operations of $285,011 for the four months ended April 30, 2005 as a BDC, a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC, working capital deficiency of $129,629, a stockholders' deficiency of $129,629, an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $4,770,177 at April 30, 2005, respectively, raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
August 31, 2005

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
October 16, 2003

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                             Balance Sheet



                                                              Pre-Election as a
                                                                  Business
                                                                 Development
                                                                  Company
                                                          April 30,
                                                     2005           2004
                                                ---------------------------
                    ASSETS
                    ------

Current Assets
Cash                                            $    11,703    $     8,764

Investment - current:
  Available-for-sale securities
     Equities at fair market value (cost of
     $48,581 - 2005 and $84,000 - 2004)                   -         84,000
                                                ---------------------------
Total Investments - current                               -         84,000
                                                ---------------------------

Total Current Assets                                 11,703         92,764
                                                ===========================
Other Assets
Accounts receivable                                       -         86,301

Investment - non-current:
  Available-for-sale securities
     Equities at fair market value (cost of
     zero - 2005 and $240,000 - 2004)                     -        240,000
                                                ---------------------------
Total Investments - non-current                           -        240,000
                                                ---------------------------

Total Other Assets                                        -        326,301
                                                ---------------------------

Total Assets                                         11,703        419,065
                                                ===========================

                 LIABILITIES
                 -----------
Current Liabilities
Accounts payable                                     87,171          5,000
Accrued expenses                                     54,161         20,371
Due to related party                                      -          1,113
Debentures                                                -        250,000
                                                ---------------------------

Total Current Liabilities                       $   141,332    $   276,484
                                                ---------------------------

Net Assets                                      $  (129,629)   $   142,581
                                                ===========================



                See accompanying notes to financial statements.

                   Nortia Capital Partners, Inc.
                   (A Development Stage Company)
                     Balance Sheet (Continued)




                                                                             Pre-Election as a
                                                                                  Business
                                                                                Development
                                                                                  Company
                                                                        April 30,
                                                                    2005           2004
                                                               ----------------------------
             STOCKHOLDERS' EQUITY (DEFICIENCY)
             ---------------------------------

Preferred stock, Series A, $0.001 par value, 5,000,000
shares authorized 300,000 issued and outstanding               $        300   $          -
Common stock, $0.001 par value, 50,000,000 shares authorized
22,297,254 and 4,550,000 shares issued and outstanding               22,297          4,550
Common stock issuable, 3,257,700 and 4,300,000 shares                 3,258          4,300
Additional paid in capital                                        4,713,791        170,541
Accumulated deficit                                                 (12,398)       (12,398)
Deficit accumulated during development stage                     (4,770,177)      (163,464)
Accumulated other comprehensive income                                    -        139,052
                                                               ----------------------------
                                                                    (42,929)       142,581

Less: Deferred consulting                                           (86,700)             -
                                                               ----------------------------

Total Stockholders' Equity (Deficiency)                            (129,629)       142,581
                                                               ============================

Total Liabilities and Stockholders' Equity (Deficiency)        $     11,703   $    419,065
                                                               ============================

Net Asset Value Per Share                                      $      (0.01)           N/A
                                                               ============================





                See accompanying notes to financial statements.

                     Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                       Statement of Operations


                                                  Post Election               Pre Election
                                                  as a Business    |-------- as a Business --------|
                                                   Development                 Development                  Period From
                                                     Company                      Company                   May 1, 2003
                                                   Four Months   Eight Months      Year       Year         (Inception of
                                                     Ended          Ended          Ended      Ended      Development Stage)
                                                    April 30,      Dec. 31,      April 30,   April 30,      to April 30,
                                                    ---------      --------      ---------   ---------         ---------
                                                       2005         2004           2004        2003            2005
                                                 -------------------------------------------------------------------------
Revenues                                         $           -   $   153,699   $   146,301   $      -      $   300,000

Operating Expenses
General and administrative                             102,556        94,223        75,133      4,026          271,912
Bad debt                                                 1,625             -             -          -            1,625
Rent                                                    15,928        23,072             -          -           39,000
Consulting                                             559,500        82,342             -          -          641,842
Compensation                                           127,525       245,465       186,799          -          559,789
Debenture penalty                                        9,225         2,175             -          -           11,400
Directors fees                                               -       225,150        12,000          -          237,150
Professional                                            77,728       109,892        20,000          -          207,620
Interest expense                                        26,643        15,054        11,447          -           53,144
Impairment of investments                               45,331         3,250             -          -           48,581
                                                 -------------------------------------------------------------------------
Total Operating Expenses                               966,060       800,623       305,379      4,026        2,072,062
                                                 -------------------------------------------------------------------------

Income (Loss) from Operations                         (966,060)     (646,425)     (159,078)    (4,026)      (1,772,063)

Other Income (Expense)
Loss on sale - for sale securities                           -       (64,738)            -          -          (64,738)
Loss on conversion of debt                          (2,738,559)            -             -          -       (2,738,559)
Other than temp loss-for sale securities                     -      (195,000)            -          -         (195,000)
Other income                                                33         4,536             -          -            4,568
Interest income                                             (8)            8            11          -               11
                                                 -------------------------------------------------------------------------

Total Other Income (Expense)                        (2,738,534)     (255,194)           11          -       (2,993,717)
                                                 -------------------------------------------------------------------------

Net Loss Before Income Taxes                        (3,704,595)     (902,119)     (159,067)    (4,026)      (4,765,780)
                                                 =========================================================================

Income tax expense                                           -             -        (4,397)         -           (4,397)
                                                 -------------------------------------------------------------------------

Net Loss                                         $  (3,704,595)  $  (902,119)  $  (163,464)  $ (4,026)     $(4,770,177)

Comprehensive Loss                               =========================================================================

Unrealized gain (loss) - for sale securities                 -      (139,052)      139,052          -                -
                                                 ------------------------------------------------------------------------

Total Comprehensive Loss                         $  (3,704,595)  $(1,041,171)  $   (24,412)  $ (4,026)     $(4,770,177)
                                                 =========================================================================

Net Loss Per Share-Basic and Diluted             $       (0.16)  $     (0.07)  $     (0.03)  $  (0.00)     $     (0.44)
                                                 =========================================================================

Weighted Average Shares - Basic and diluted         22,627,384    13,522,418     4,915,206  1,891,666       10,733,877
                                                 =========================================================================

                See accompanying notes to financial statements.



                   Nortia Capital Partners, Inc.
    Statements of Changes in Stockholders' Equity (Deficiency)
_________________________________________________________________________________________________________________________________

                                                                                                                   Other
                   Preferred                                                                    Accumulated      Comprehensive
                    Stock  Preferred Common   Common                      Additional            Development    Income Stockholders'
                    Shares  Stock    Stock    Stock   Issuable  Issuable   Paid In Accumulated  Stage Deferred (Loss)  Equity
                            Amount   Shares   Amount   Shares    Amount    Capital   Deficit          Consulting    (Deficiency)
                    _____________________________________________________________________________________________________________
BALANCE AT
April 30, 2002           -    -   1,650,000 $ 1,650          -  $     - $     4,291 $ (8,372)      -        -       -  $   (2,431)
 Common stock issued
  forservices - $0.001
  per share              -    -   2,900,000   2,900          -        -      (1,450)       -       -        -       -       1,450
 Net loss, year ended
  April 30, 2003         -    -           -       -          -        -           -   (4,026)      -        -       -      (4,026)
                    ______________________________________________________________________________________________________________
BALANCE AT
April 30, 2003           -    -   4,550,000 $ 4,550          -        -       2,841  (12,398)      -        -       -      (5,007)
 Common stock issued
  for compensation
  - $0.16 per share      -    -           -       -  4,300,000    4,300     167,700        -       -        -       -     172,000
 Unrealized gains on
  available for sale
  securities, net        -    -           -       -          -        -           -        -       -        -   139,052   139,052
 Net loss, year ended
  April 30, 2004         -    -           -       -          -        -           -        -   (163,464)    -       -    (163,464)
                    ______________________________________________________________________________________________________________
BALANCE AT
April 30, 2004           -    -   4,550,000   4,550  4,300,000    4,300     170,541  (12,398)  (163,464)    -   139,052   142,581
 Common stock issued
  for consulting
  - $0.015 per share     -    -     270,000     270          -        -       3,780        -       -        -       -       4,050
 Common stock issued
  for consulting
  - $0.005 per share     -    -     30,000       30          -        -         (15)       -       -        -                  15
 Common stock issued
  for consulting
  - $0.505 per share     -    -     250,000     250          -        -     126,000        -       - (126,250)      -           -
 Common stock issued
  for consulting
  - $0.50 per share      -    -      30,000      30          -        -     14,970        -        -        -              15,000
 Common stock issued
  for consulting
  - $0.505 per share     -    -     450,000     450          -        -    226,800        -        - (227,250)                  -
 Common stock issued
  forlegal
  - $0.05 per share      -    -     200,000     200          -        -      9,800        -        -        -              10,000
 Common stock issued
  for compensation
  - $0.0005 per share    -    -   2,000,000   2,000          -        -     (1,000)       -        -        -               1,000
 Common stock issued
  for compensation
  - $0.04 per share      -    -   4,000,000   4,000 (4,000,000)  (4,000)         -        -        -        -       -           -
 Common stock issued
  for directors fees
  - $0.05 per share      -    -   3,900,000   3,900          -        -    191,100        -        -        -       -     195,000
 Common stock issued
  for directors fees
  - $0.0005 per share    -    -     300,000     300          -        -       (150)       -        -        -       -         150
 Common stock issued
  for directors fees
  - $0.04 per share      -    -     300,000     300   (300,000)    (300)         -        -        -        -       -           -
 Common stock issued
  for directors fees
  - $0.05 per share      -    -   1,800,000   1,800          -        -     88,200        -        -        -       -      90,000
 Common stock issued
  for directors fees
  - $0.54 per share      -    -     250,000     250          -        -    134,750        -        -        -       -     135,000
 Recapitalization    300,000  300   3,427,254   3,427          -        -   (172,057)     -        -        -       -    (168,330)
 Realized loss on
  available for sale
  securities             -    -           -       -          -        -          -        -        -        -(139,052)   (139,052)
 Amoritization of
  deferred consulting    -    -           -       -          -        -          -        -        -   58,917       -      58,917
 Net loss, eight
  months ended
  December 31, 2004      -    -           -       -          -        -          -        -    (902,119)       -    -    (902,119)
                    ______________________________________________________________________________________________________________
BALANCE AT
December 31, 2004    300,000  300  21,757,254  21,757          -        -    792,719  (12,398) (1,065,583)(294,583) -    (557,788)
 Common stock issued
  for consulting
  - $0.73 per share      -    -     300,000     300          -        -    218,700        -        - (109,500)      -     109,500
 Common stock issued
  for consulting
  - $0.51 per share      -    -     240,000     240          -        -    122,160        -        - (122,400)      -           -
 Common stock issuable
  for conversion of
  debentures             -    -           -       -  2,427,200    2,427  2,667,493        -        -        -       -   2,669,920
 Common stock issuable
  for conversion of
  notes                  -    -           -       -    752,000      752    826,448        -        -        -       -     827,200
 Common stock issuable
  for private placement  -    -           -       -     78,500       79     86,271        -        -        -       -      86,350
 Amortization of
  deferred consulting    -    -           -       -          -        -          -        -        -  439,783       -     439,783
 Net loss, four months
  ended April 30, 2005   -    -           -       -          -        -          -        -  (3,704,595)    -       -  (3,704,595)
                    ______________________________________________________________________________________________________________
BALANCE AT
April 30, 2005       300,000 $300  22,297,254 $22,297  3,257,700  $ 3,258 $4,713,791 $(12,398)$(4,770,177)$(86,700) -  $ (129,629)

              See accompanying notes to financial statements.

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
              Statement of Changes in Net Assets

                                                      Four
                                                Months Ended
                                               April 30, 2005
                                               --------------

Decrease in net assets from operations:
Impairment of investments                      $     (45,331)
Net operating losses                              (3,659,264)
                                               -------------
Net decrease in net assets from operations        (3,704,595)
Common Stock transactions                          4,132,754

Total increase in net assets                   -------------
                                                     428,159

Net Assets:
Beginning of Period                                 (557,788)
                                               -------------
End of period                                  $    (129,629)
                                               =============





         See accompanying notes to financial statements.

               Nortia Capital Partners, Inc.
               (A Development Stage Company)
                   Statement of Cash Flows




                                                  Post Election               Pre Election
                                                  as a Business    |-------- as a Business --------|
                                                   Development                 Development                  Period From
                                                     Company                      Company                   May 1, 2003
                                                   Four Months   Eight Months      Year       Year         (Inception of
                                                     Ended          Ended          Ended      Ended      Development Stage)
                                                    April 30,      Dec. 31,      April 30,   April 30,      to April 30,
                                                    ---------      --------      ---------   ---------         ---------
                                                       2005         2004           2004        2003            2005
                                                 -------------------------------------------------------------------------

Cash Flows From Operating Activities:


Net loss                                         $ (3,704,595)   $  (902,119)  $ (163,464)   $ (4,026)   $   (4,770,177)
Adjustments to reconcile net loss to net cash
   used in used in operations:
 Debenture issued for legal                                 -              -        5,000           -             5,000
Bad debt expense                                        1,625              -            -           -             1,625
 Impairment of investments                             45,331          3,250            -           -            48,581
 Debenture issued for consulting                            -          7,000            -           -             7,000
 Loss on sale of for sale securities                        -         64,738            -           -            64,738
 Other than temp loss on for sale securities                -        195,000            -           -           195,000
 Compensation related to conversion of debt             2,000              -            -           -             2,000
 Loss on conversion of debt                         2,738,559              -            -           -         2,738,559
 Transfer of for sale securities for consulting             -          2,100            -           -             2,100
 Common stock issued for compensation                       -        196,000      160,000           -           356,000
 Common stock issued for director fees                      -        225,150       12,000           -           237,150
 Common stock issued for consulting                   124,500          4,065            -       1,450           128,565
 Common stock issued for legal                              -         10,000            -           -            10,000
 Amortization of deferred consulting                  439,783         58,917            -           -           498,700
 Common stock based revenue                                 -       (153,699)    (146,301)          -          (300,000)
Changes in operating assets and liabilities:
  Increase (decrease) in prepaid expenses                   -              -          540        (540)              540
  Increase in other receivable                              -         (6,500)           -           -            (6,500)
  Increase (decrease) in employee receivable           26,932        (26,932)           -           -                 -
  Increase in accounts payable                         12,340          6,501        5,000           -            23,841
  Increase (decrease) in due to related party               -         (1,113)       1,113           -                 -
  Increase in accrued expenses                         28,514         69,837       14,824       3,116           113,176
                                                 -------------------------------------------------------------------------
Net Cash Used In Operating Activities                (285,011)      (247,805)    (111,288)          -          (644,104)
                                                 -------------------------------------------------------------------------





           See accompanying notes to financial statements.


                       Nortia Capital Partners, Inc.
                       (A Development Stage Company)
                      Statement of Cash Flows (Continued)



                                                  Post Election               Pre Election
                                                  as a Business    |-------- as a Business --------|
                                                   Development                 Development                  Period From
                                                     Company                      Company                   May 1, 2003
                                                   Four Months   Eight Months      Year       Year         (Inception of
                                                     Ended          Ended          Ended      Ended      Development Stage)
                                                    April 30,      Dec. 31,      April 30,   April 30,      to April 30,
                                                    ---------      --------      ---------   ---------         ---------
                                                       2005         2004           2004        2003            2005
                                                 -------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Purchase of for sale securities                         -            -         (49,948)            -        (49,948)

  Proceeds from sale of for sale securities               -       14,405               -             -         14,405
                                                 -------------------------------------------------------------------------

Net Cash Provided By (Used In) Investing Activities       -       14,405         (49,948)            -        (35,543)
                                                 -------------------------------------------------------------------------

Cash Flows From Financing Activities:

  Proceeds from issuance of promissory notes        113,000       75,000               -             -        188,000

  Proceeds from issuance of common stock             86,350            -               -             -         86,350

  Proceeds from issuance of debentures               50,000      197,000         170,000             -        417,000
                                                 -------------------------------------------------------------------------
Net Cash Provided By Financing Activities           249,350      272,000         170,000             -        691,350
                                                 -------------------------------------------------------------------------
Net Increase (Decrease) in Cash                     (35,661)      38,600           8,764             -         11,703
                                                 -------------------------------------------------------------------------
Cash at Beginning of Period                          47,364        8,764               -             -              -
                                                 -------------------------------------------------------------------------

Cash at End of Period                             $  11,703   $   47,364      $    8,764      $      -    $    11,703
                                                 =========================================================================

Supplemental Disclosure of Cash
Flow information:

Cash paid for:
Interest                                          $       -   $        -      $        -      $      -    $         -
Taxes                                             $       -   $        -      $        -      $      -    $         -
                                                 =========================================================================

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:               $       -   $        -      $        -      $      -    $         -
---------------------------------
Debenture issued for - for sale securities        $       -   $        -      $   75,000      $      -    $    75,000

Unrealized gains on for sale securities                   -     (139,052)        139,052             -              -

Recapitalization of accounts payable                      -       63,330               -             -         63,330

Common stock issued for conversion of
   debentures and accrued interest                  552,235            -               -             -        552,235

Common stock issued for conversion of
   promissory notes                                 192,927            -               -             -        192,927






                See accompanying notes to financial statements.


                       Nortia Capital Partners, Inc.
                       (A Development Stage Company)
                         Schedule of Investments

                                                                                    Percentage of
                                                                    Title of        Class Held on
           Portfolio                                             Securities Held    a Fully Diluted     At April 30, 2005
                                                                                                        -----------------
           Company                                  Industry     By The Company        Basis          Cost         Fair Value
_____________________________________________________________________________________________________________________________

Investments - (1)
_____________________________________________________________________________________________________________________________

Avix Technologies, Inc.                              Telecom      Common Stock         11%           $  43,706     $     -
_____________________________________________________________________________________________________________________________

Universal Capital Management, Inc.                 Investments  Common Stock         1%               1,625           -
_____________________________________________________________________________________________________________________________

Total Investments - Minority Owned Other
   Non-Controlled Affiliates                                                                            45,331           -
_____________________________________________________________________________________________________________________________

BF Acquisition Group III, Inc.                       Shell        Common Stock          3%               1,625           -
_____________________________________________________________________________________________________________________________

BF Acquisition Group V, Inc.                         Shell        Common Stock          1%               1,625           -
_____________________________________________________________________________________________________________________________

Total Investments - Unaffiliated Issuers                                                                 3,250           -
_____________________________________________________________________________________________________________________________

Total Investments                                                                                    $  48,581     $     -
_____________________________________________________________________________________________________________________________

Unearned Income                                                                                              -           -


Total Investments, net of Unearned Income                                                            $  48,581     $     -
                                                                                                     =========     =======

(1) Minority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own less than 50% of the voting securities of the company. If we own between 25% and 50% of the issuer, it is presented as minority-owned controlled companies, if between 5% and 25%, it is presented as minority-owned other non-controlled affiliates.

(2) All common stock is in inactive or non-income producing companies and restricted at April 30, 2005.







          See accompanying notes to financial statements.

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005




1.	HISTORY AND NATURE OF BUSINESS

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

   Prior to October 8, 2004, we had not filed in a timely manner our required reports with the SEC for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on Form 10-KSB for the period ended April 30, 2004. On October 8, 2004, all of these reports were filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period. (See Note 8 - Commitments and Contingencies.)

   Prior to October 8, 2004, we had not filed in a timely manner our required reports with the SEC for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004 and the annual report on Form 10-KSB for the period ended April 30, 2004. On October 8, 2004, all of these reports were filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period. (See Note 9 - Commitments and Contingencies.)

   Effective August 2, 2004, the Company changed its name to Nortia Capital Partners, Inc. (See Note 12 - Subsequent Events.)

   On October 15, 2004, the Company entered into a definitive share exchange agreement with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation. Global then changed its name to Nortia Capital Partners, Inc. On December 2, 2004, the exchange agreement was consummated and pursuant to the terms of the Exchange Agreement, the Company became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company. (See Note 6 -
Recapitalization.) On December 3, 2004, Nortia Florida was merged into Nortia Nevada with Nortia Nevada as the surviving company. As a result of the recapitalization, the Company is no longer a Florida corporation and is now organized under the laws of the State of Nevada.

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

   As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential investments to just one line of business or industry, as the investments, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

   BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC's, like all mutual funds and closed-end funds, are regulated under the 1940 Act. BDC's report to stockholders like

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


traditional operating companies and file regular quarterly and annual reports with the SEC. BDC's are required to make available significant managerial assistance to their portfolio companies.

   The results of operations for 2005 are divided into two periods. The eight-month period, representing the period May 1, 2004 through December 31, 2004, reflects the Company's results prior to operating as a BDC. The four-month period from January 1, 2005 through April 30, 2005, reflects the Company's results as a BDC. The results of operations from January 1, 2005 to January
3, 2005, the BDC election date, were not material. Accounting principles used in the preparation of the financial statements beginning January 1, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The
Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005.

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

   In April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through April 30, 2005, the Company had received $86,350 of proceeds from the issuance of the units, representing 78,500 shares of common stock and 78,500 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying Financial Statements as of April 30, 2005. The shares and warrants are to be issued upon closing of the private placement offering. (See Note 12 - Subsequent Events.)

2.	GOING CONCERN

   As reflected in the accompanying financial statements, the Company has a net loss of $3,704,595 and net cash used in operations of $285,011 for the four months ended April 30, 2005 as a BDC, a net loss of $902,119 and net cash used in operations of $247,805 for the eight months ended December 31, 2004 prior to election as a BDC. Additionally, the Company has a working capital deficiency of $129,629, a stockholders' deficiency of $129,629, an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $4,770,177 at April 30, 2005.

   The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan as a BDC, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   We plan on generating future revenues as a BDC through direct investments into private companies, start-up companies, and through the opportunities provided by turnaround companies. Additionally, we intend to provide fee based business expertise through in-house consultants and contract consultants.
The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


   We obtained $50,000 of proceeds from the issuance of Debentures for the four months ended April 30, 2005 and $197,000 of proceeds for the eight months ended December 31, 2004. We obtained $113,000 of proceeds from the issuance of Promissory Notes for the four months ended April 30, 2005 and $75,000 of proceeds for the eight months ended December 31, 2004. We have used these funds to cover our current obligations. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

   As a result of the above items, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months. (See Note 9 - Commitments and Contingencies and Note 12 - Subsequent Events.)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

   The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" since the Company elected to be regulated as a Business Development Company effective January 4,
2005.

   In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934 (the "1934 Act"), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

Accounting Estimates

   When preparing financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP"), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes evaluation of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Investments

   Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii) minority-owned controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer's voting common stock and (iii) minority-owned other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

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

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005



   Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Accounting for the Impairment of Long-Lived Assets

   We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon our evaluation, no impairment was determined for the years ended April 30, 2005 and 2004.

Beneficial Conversion Feature in Convertible Debentures

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


Stock-Based Compensation

   Prior to its election as a BDC, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

   The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

   The Company issued common stock to several parties during the
   -------------------------------------------------------------
years eneded April 30, 2005 and 2004. For all of these issuances,
-----------------------------------------------------------------
valuation was determined based upon the stock closing price on the
------------------------------------------------------------------
date of grant.
--------------

   Upon election as a BDC in January 2005, the Company generally is no longer allowed under the 1940 Act to grant stock based compensation for services, except in approved circumstances.

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005



Revenue Recognition

   Prior to its election as a BDC, the Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonable assured. The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

Revenues from the current and future activities as a BDC which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies".

Concentrations of Risk

   Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

During the Fiscal 2004 and 2005 all pre-BDC revenues were derived from the securities received under the Global consulting contract.

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

   As we are now a BDC, we currently intend to elect to be a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code, for tax purposes. Provided we qualify as an RIC, our income generally will not be taxable to us to the extent such income is distributed to our stockholders. In order to make an effective election, we must meet certain income and other requirements. If we were to elect and meet such requirements, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to certain recognized built-in gains.

Net Loss per Common Share

   Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional items to adjust the numerator or denominator in the EPS computations.
Therefore, diluted EPS equals basic EPS.

   As previously discussed, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split was February 28, 2005 and the pay date was March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying Financial Statements for all share and per share data. At April 30, 2005 there were outstanding warrants to purchase 78,500 common shares which may dilute future earnings per share.

Comprehensive Loss

   Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive gains (losses). Other comprehensive gains (losses) for the Company consists of unrealized gains (losses) related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity.

Recent Accounting Developments

   The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply, to the Company.

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005



   In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non-monetary Assets -- An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

   In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) may not have an impact the financial statements since the Company generally may no longer issue stock based compensation for services under the 1940 Act, except in certain approved circumstances.

Reclassifications

   Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform to the 2005 presentation.

4.  INVESTMENTS

   The following is a summary of the investments in available-for-sale securities classified as current assets at April 30, 2004
(there were no investments in available-for-sale securities at April 30, 2005):

Available-for-Sale          Gross Unrealized Gross Unrealized  Estimated Fair
------------------          ---------------- ---------------   --------------
    Securities       Cost        Gains           Losses            Value
   ----------       ----        -----           ------            -----

Equity securities   $81,243      $5,000          $2,243            $84,000


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

The following is a summary of the investments in available-for-sale securities classified as non-current assets at April 30, 2004:



Available-for-Sale          Gross Unrealized Gross Unrealized  Estimated Fair
------------------          ---------------- ---------------   --------------
   Securities       Cost        Gains           Losses            Value
   ----------       ----        -----           ------            -----
                                                                    \
Equity securities    $103,705    $180,000        $43,705        $240,000


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

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005



   In June and July of 2004, we sold the remaining 97,500 shares and received $14,405 of proceeds and recognized a $64,738 loss on the sale of the securities. As a result of the transfer and sale of the above securities, we have reversed the previously discussed $5,000 unrealized gain and $2,243 unrealized loss that were recorded at April 30, 2004.

   In April and May 2004, we paid $6,500 of professional services for four companies and recorded a $1,625 receivable from each company. In July 2004, we agreed to receive 75,000 shares of common stock from one of these companies instead of the cash due of $1,625. In September 2004, we agreed to receive 100,000 shares of common stock from one of these companies instead of the cash due of $1,625. In November 2004, we agreed to receive 100,000 shares of common stock from one of these companies instead of the cash due of $1,625. The remaining $1,625 for the final company is not collectible. All of these companies have a limited operating history and have a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we have recorded an impairment loss for the entire $4,875 in the accompanying Statement of Operations for the year ended April 30, 2005. Previously, the remaining $1,625 for the fourth and final company was recorded as other receivable. However, we have determined that the receivable is not collectible and have recorded $1,625 of bad debt expense in the accompanying Statement of Operations for the year ended April
30, 2005.

   In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. (See Note 5 - Indebtedness.) We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the twelve months ended April 30, 2004, we recorded $146,301 of the consulting fees as revenue and recorded $153,699 of consulting fees as revenue during the six months ended October 31, 2004 and had earned a total of $300,000 or 100% of the consulting fees from the inception of the contract as of October 31, 2004. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $180,000 at April 30, 2004 was classified in a separate component of stockholders' equity - accumulated other comprehensive income.

   In accordance with EITF 03-01 "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments", we evaluated the underlying securities that had an original cost of $0.20 and a fair market value of $2.15 in January 2004, but the fair market value had been reduced to $0.07 per share as of October 31, 2004, or less than the $.20 cost. We also evaluated Global, which was at that time a development stage company, had a stockholders' deficiency and an accumulated deficit. As a result of our analysis, the fair market value at October 31, 2004 was $105,000 and we believed that the impairment is other than temporary and reversed the $180,000 previously recorded unrealized gain discussed above and recorded a $195,000 other than temporary impairment loss at October 31, 2004.

   Additionally, in July 2004, our Chief Executive Officer and
President were elected officers and directors of Global. As a result, we classified the securities as an Investment in Affiliate at October 31, 2004.

   On October 15, 2004, the Company entered into a definitive share exchange agreement with Global. On December 2, 2004, the exchange agreement was consummated and pursuant to the terms of the exchange agreement, the Company became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company. (See Note 6 -
Recapitalization.) As a result of the transaction, the Board has retired the shares and the Investment held by the Company in Global has been eliminated.

   In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of a publicly held company that emerged from bankruptcy under Chapter 11 of the federal bankruptcy code. There is a minimal active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, the Company has recorded an impairment loss for the entire $43,706, which is classified as impairment of investments in the accompanying Financial
Statements as of April 30, 2005.

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005





   The following represents information about securities held with loss positions as of April 30, 2004 (there were no securities held with loss positions as of April 30, 2005):

Securities in loss
------------------
positions less than       Aggregate            Aggregate Fair
-------------------       ---------            --------------
     12 months:        Unrealized Losses           Value
     ----------        -----------------           -----

Equity securities        $45,948                 $4,000


5.	INDEBTEDNESS

   From May 2003 through January of 2005, we received $417,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms are interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, at the option of the Company, the debenture holders may be granted the option of exchanging the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

   We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 00-27. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures is not binding.

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in Global.
(see Note 4 - Investments.)

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

   At January 31, 2005, we had $504,000 of ten percent debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. An additional number of shares equal to 20% of the debenture principal exchange shares were granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five percent for any default that occurs. As a result of the debenture exchange, we recorded 2,419,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. (See
Note 7 - Stockholders Equity (Deficiency).)

   From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent (10%) per annum, payable ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we have recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. (See
Note 7 - Stockholders Equity (Deficiency).)

6.	RECAPITALIZATION

   On December 2, 2004 (the "Transaction Date"), Nortia Capital Partners Inc. Florida ("Nortia Florida") consummated a definitive share exchange agreement ("Agreement") with Global Life Sciences, Inc., ("Global") whereby Nortia Florida became a wholly-owned subsidiary of Global. Subsequently in December 2004, Nortia Florida was merged into Global with Global as the

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


survivor. Global assumed the SEC reporting responsibilities of Nortia Florida and changed its name to Nortia Capital Partners, Inc., a Nevada corporation. Pursuant to the terms of the Agreement, the shareholders of the Company received an aggregate of 17,350,000 newly issued shares of Global common stock, which represents a one-for-one share exchange of the Company's stock for Global stock (the "Transaction"). Giving effect to the Transaction, there were 20,777,344 shares of common stock outstanding, approximately 84% of which are held by the Company's current shareholders. Accordingly, since the Company's shareholders obtained voting and management control, this transaction is treated as a recapitalization of the Company. The Company also assumed net liabilities of Global, which was a legal obligation in the amount of $63,330, which has been recorded as Accounts Payable in the accompanying Financial Statements.

   As a result of the recapitalization, the Company is deemed to have issued 3,427,254 shares of common stock to the original shareholders of Global. (See Note 7 - Stockholders' Equity (Deficiency).) The net effect of the transaction is a credit to common stock of $3,427, credit to preferred stock of $300 and a debit to additional paid in capital for $172,057, which in total consists of the $63,330 assumed liability discussed previously and $105,000 for the cancellation of common stock held by the Company in Global. The Financial Statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of Global from the Transaction Date.

   Previously in September 2004, a prior asset purchase and sale agreement between Global and another unrelated entity was rescinded making Global an inactive public shell. All liabilities and obligations of Global except the $63,330 of accounts payable discussed above were assigned to a prior officer of Global, pursuant to a mutual rescission agreement.

   At April 30, 2005, there were 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under the mutual rescission agreement. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at April 30, 2005.

7.	STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Structure

   We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 22,297,254 were issued and outstanding at April 30, 2005. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 3,257,700 shares that are issuable as of April 30, 2005. Including issuable shares, we have 25,546,954 shares outstanding and issuable as of April 30, 2005.

   We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at April 30, 2005. Such shares have been converted into an aggregate of 600,000 post-split Common Shares and, as of October 6, 2005, the authorization for Series A Preferred Stock has been withdrawn. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. (See "Preferred Stock," below.)

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

   In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


development and consulting services for us. The term of the agreement is twelve (12) months and consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand (240,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 20,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested and were issued by the Company. From August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005. Of the 270,000 shares that were issued as of July 31, 2004 as discussed above, at the time of the issuance, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.015 per share, thus the 270,000 shares issued as of July 31, 2004 were valued on the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. Of the additional 60,000 shares issued between August 1, 2004 and January 31, 2005 as discussed above, 30,000 shares were issued during the three months ended October 31, 2004 and valued at a nominal value of $0.0005 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not be used. The other 30,000 shares vested during the three months ended January 31, 2005 were valued based upon the measurement date of December 31, 2004 at a value of $0.505 per share and the Company has recorded $30,000 of consulting expense in the Statement of Operations for the three months ended January 31, 2005. These 30,000 were issuable as of January 31, 2005 and were issued by the Transfer Agent in March 2005. In February, the remaining 150,000 shares were issued and valued at $0.73 per share, the fair market value on the grant date of February 11, 2005 and the Company has recorded $109,500 of consulting expense in the accompanying Statement of Operations. These 150,000 shares were not issued as of April 30, 2005 and have been recorded as Common Stock Issuable as of April 30, 2005.

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

   In October 2004, we granted 3,900,000 shares to our executive officers as compensation, comprised of 1,500,000 to our Chief Executive Officer, 1,200,000 to our President and 1,200,000 to our Chief Financial Officer. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date - see Issuances of Preferred Stock below. As a result, the Company has expensed immediately $195,000 of compensation.

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

   In October 2004, we granted 800,000 shares to our Advisory Board members as fees for their services, comprised of 200,000 share issuances to four individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date. (See Issuances of Preferred Stock below. As a result, the Company has expensed immediately
$40,000 of director fees.

   In November 2004, we granted 250,000 shares of our common stock to a group for consulting services. The shares were valued at $0.505 per share, the closing stock price on the grant date of

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


November 1, 2004, and we recorded $126,250 of deferred consulting, as the term of the consulting agreement was one (1) year. Subsequently, the agreement was terminated and we have recorded the entire $126,250 of deferred consulting as consulting expense in the accompanying Statement of Operations.

In November 2004, we granted 450,000 shares of our common stock to a group for consulting services. The shares were valued at $0.505 per share, the closing stock price on the grant date of November 1, 2004, and we recorded $227,025 of deferred consulting, as the term of the consulting agreement was one (1) year. Subsequently, the agreement was terminated and we have recorded the entire $227,025 of deferred consulting as consulting expense in the accompanying Statement of Operations. The 450,000 shares had been recorded common stock issuable at January 31, 2005 were subsequently issued by the Transfer Agent in March 2005.

   In December 2004, we granted 250,000 vested shares of our common stock to a new member of our Board of Directors as a fee for their service. The shares were valued at $0.54 per share, the closing price on the grant date of December 6, 2004, and we expensed immediately $135,000 of director fees.

   As a result of the recapitalization discussed previously, the Company recorded 3,427,254 shares of common stock as a deemed issuance to the original shareholders of Global - See Note 6 -
Recapitalization.

   In January 2005, we granted 240,000 shares of our common stock to an individual for consulting services. The shares were valued at $0.51 per share, the closing stock price on the grant date of January 19, 2005, and we recorded $122,400 of deferred consulting, as the term of the consulting agreement was one (1) year. As of April 30, 2005, we have recorded $35,700 of amortization expense related to the deferred consulting resulting in an unamortized deferred consulting balance of $86,700. The shares had not been issued as of April 30, 2005 and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

   In February 2005, we granted 150,000 shares of our common stock to a group for consulting services. The shares were valued at $0.73 per share, the closing stock price on the grant date of February 11, 2005, and we recorded $109,500 of deferred consulting, as the term of the consulting agreement was one (1) year. The consulting agreement specified that up to 450,000 shares would be issued for services provided, based upon the fair market value of $0.73 per share on February 11, 2005. Subsequently, the Company and the Consultant agreed to terminate the contract and no additional shares will be issued to the Consultant. As a result of the agreement termination, the entire $109,500 of deferred consulting has been recorded as amortization expense in the accompanying Financial Statements. Additionally, the 150,000 shares had not been issued as of April 30, 2005 and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

   In April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through April 30, 2005, the Company had received $86,350 of proceeds from the issuance of the units, representing 78,500 shares of common stock and 78,500 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying Financial Statements as of April 30, 2005. (See Note 12 - Subsequent Events.)

The Company had 30,000 common shares held as treasury stock at April 30, 2005 which had an original cost basis of zero. These shares were retired in May 2005.

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

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005





   As a result of the recapitalization, the Company issued 300,000 shares of Series A Preferred Stock. Such shares have been converted into an aggregate of 600,000 post-split Common Shares and, as of October 6, 2005, the authorization for Series A
Preferred Stock has been withdrawn.

Warrants
--------

   As discussed previously, in April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through April
30, 2005, the Company had received $86,350 of proceeds from the issuance of the units, representing 78,500 shares of common stock and 78,500 two-year warrants to purchase common stock at $2.00 per share. The warrants become exercisable at the closing date of the private placement offering which has not occurred as of the date of this report. (See Note 12 - Subsequent Events.)

    The following table summarizes activity related to warrants:

                             Number of Shares  Weighted Average
                             ----------------  ----------------
                                                Exercise Price
                                                --------------

Balance at April 30, 2004..........         0    $     0
  Granted..........................    78,500       2.00
  Exercised........................         0          0
  Forfeited........................         0          0
                                       ------     ------
Balance at April 30,2005               78,500      $2.00


   All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of warrants to purchase our common stock are summarized below:



-------------Warrants Outstanding-----   ---Warrants Exercisable---

                                         Weighted
                                         Average                                    Weighted
                            Number       Remaining     Weighted         Number       Average
     Range of Exercise  Outstanding at  Contractual     Average    Exerciseable at  Exercise
            Prices       Apr. 30, 2005     Life     Exercise Price  Apr. 30, 2005    Price
---------------------------------------------------------------------------------------------
           $2.00             78,500     2.00  Years       2.00             0           $2.00




8.	INCOME TAXES

   There was no income tax for the twelve-month period aggregated from the four months ended April 30, 2005 and the eight months ended December 31, 2004 due to the Company's net loss. There was $4,397 of income tax for the year ended April 30, 2004 due to non-deductible stock based issuances, which were considered permanent differences by Management. There was no income tax for the year ended April 30, 2003 due to the Company's net loss.

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005




   The Company's tax expense differs from the "expected" tax expense (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                             Eight
                                            Four Months      Months       Year
                                              Ended          Ended        Ended
                                             April 30,       Dec. 31,   April 30,
                                               2005            2005       2004
                                               ----            ----       ----
Computed "expected" tax expense (benefit)  $ (1,259,562)  $   (306,720) $  (54,083)
Stock based issuances                           191,856        168,005      58,480
Change in valuation allowance                 1,067,706        138,715           -
                                           ------------   ------------  ----------
                                           $          -   $          -  $    4,397
                                           ============   ============  ==========

   The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                               April 30, 2005  Dec. 31, 2004  April 30, 2004
                               --------------  -------------  --------------
Deferred tax assets

Net operating loss...........   $  1,114,869    $     138,716   $        -
                                ------------    -------------   ----------

Total deferred tax assets....      1,114,869          138,716            -

Valuation allowance..........     (1,114,869)        (138,716)           -
                                ------------    -------------   ----------

Net deferred tax asset.......   $          -    $           -   $        -
                                ============    =============   ==========



   In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,114,869 for the period January 1, 2005 through April 30, 2005 (period of operations as a BDC) as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $1,067,706 and expire in years through 2025. As noted below and in light of our election in January 2005 to be a BDC, we currently intend to elect to be taxed as an RIC under Subchapter M of the Code.

9.	COMMITMENTS AND CONTINGENCIES

   From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

   As described in Note 1, we did not file certain reports with the SEC as required of SEC registrants. No provision has been made in the accompanying financial statements for the cost of actions, if any that may be taken by the SEC against the Company for its non-compliance during this period.

   We have two office locations, our corporate office in Atlanta, Georgia and a satellite office in Los Angeles, California. For our corporate office in Georgia, we currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge. (See Note 10 - Related Party Transactions.) Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

   For the California office, the base rent is comprised of $2,850 per month office space plus $289 per month in parking and is on a month-to-month basis. In May 2005, the Company gave notice as required in the lease of its intent to vacate the premises by the end of July 2005. The Company has not determined if and where an additional space will be utilized for California.

   The Company has not filed required payroll tax reports with applicable state and federal authorities as required. Accordingly, the Company may be subject to penalties and fines and no adjustment has been made in the accompanying Financial Statements for this uncertainty. However, the Company is currently completing these reports and anticipates that they will be finalized in the near future.

   We intend to elect to be taxed as an RIC under Subchapter M of the Code as soon as practicable. Among other requirements for RIC treatment, we are required to distribute each taxable year at least 90% of our investment company taxable income and 90% of the sum of our investment company taxable income and the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses. In addition, to the extent we have any built-in gains in our assets (i.e., assets with a fair market value in excess of their tax basis) as of the first day of our first RIC taxable year, we will be required to pay corporate-level tax on the amount of any net built-in gains we

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


recognize within ten years after the effective date of our RIC election (offset by any available net operating loss carry-forwards) and must distribute 90% of any such gains (net of applicable taxes) that are ordinary in character or that constitute the excess of realized net short-term capital gains over realized net long-term capital losses. We are also required to distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains. We intend to make deemed distributions to our stockholders of any retained net capital gains.

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

   The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

10.	RELATED PARTY AND AFFILIATE TRANSACTIONS

   The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Affiliates.

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, we repaid $2,000 of these advances resulting in a balance due of $1,113 at April 30, 2004. During the three months ended July 31, 2004, we repaid $500 of these advances and during the three months ended January 31, 2005, we repaid the remaining $613. At April 30, 2005, the balance outstanding is zero.

   In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and was classified in Due to Related Party. During the eight months ended December 31, 2004, the $3,000 was repaid and at April 30, 2005, the balance is zero.

   At January 31, 2005, we had a $26,932 receivable classified as due from related party recorded in the Financial Statements.
This amount represented employee payroll taxes paid by the

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005


Company but not withheld from two employees, the Chief Executive
Officer and the President. Subsequently, these amounts were resolved and the due from related party is zero at April 30, 2005.

   As discussed in Note 9 - Commitments and Contingencies, for our corporate office in Georgia, we currently do not have a lease and we are not paying rent. It is being provided to the Company by an officer/director free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

11.	FINANCIAL INFORMATION

   Following is a schedule of financial highlights for the four months ended April 30, 2005, during which period the Company operated as a BDC:
                                                            Four
                                                         Months Ended
                                                        April 30, 2005
Per Share Data:
---------------

Net Asset Value at Beginning of Period (1)             $      (0.03)

Net Loss                                                      (0.14)
Common stock transactions (2)                                  0.16
Impairment losses on Investments (2)                          (0.00)
                                                       ------------

Net increase in Stockholders Deficiency                        0.02
                                                       ------------

Net Asset Value at End of Period (2)                   $      (0.01)
                                                       ============

Per Share Market Value at End of Period                $       1.45
Total Return (3)                                                190%
Common Stock Outstanding at End of Period                25,554,954

Ratio/Supplemental Data:
------------------------
Net Assets at End of Period                                (129,629)
Ratio of Operating Expenses to Net Assets                       745%
Ratio of Net Operating Loss to Net Assets                       745%

__________________________________________________

(1)   Based on Total Shares Outstanding and Issuable.
(2) Based on total shares issued and outstanding at end of period.
(3) Total return equals the increase of the ending market value over the December 31, 2004 price of $0.50 per share, divided by the beginning price.


12.	SUBSEQUENT EVENTS

   From May 2005 through August 31, 2005, the Company received an additional $821,920 of net proceeds from the private placement of units that it initiated in April 2005, representing approximately 747,200 shares of common stock and 747,200 two-year warrants to purchase common stock at $2.00 per share. The shares and warrants are to be issued upon closing of the private offering. As a result, at August 31, 2005, the Company has received $907,867 of net proceeds from the private placement and has 825,700 of shares issuable and 825,700 of two-year warrants to purchase common stock at $2.00 per share.

   In May 2005, Harrysen Mittler resigned as Chief Financial
Officer and a director. In connection with his resignation, and effective May 31, 2005, Robert Hunziker was appointed Chief
Financial Officer and a director.

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005



   In June 2005, the Company filed Form S-8 with the SEC for the registration of 250,000 shares of the Company's $0.001 par value common stock at an issuance price of $1.00 per share. In July 2005, 125,000 of these shares were issued to William Bosso as compensation for services as Chief Executive Officer of the Company and 125,000 shares were issued to Matthew Henninger for services as President of the Company. As it has been determined that these shares may not have been validly granted, because, under certain circumstances, a BDC may not issue stock for services, such issuances have been voluntarily rescinded.

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

                Nortia Capital Partners, Inc.
                Notes to Financial Statements
                 Year Ended April 30, 2005

13.	UNAUDITED QUARTERLY FINANCIAL DATA

   The following is a summary of unaudited quarterly operating results for the fiscal year end April 30, 2005 and 2004:




Fiscal 2005
-----------

                                            First         Second          Third          Fourth
                                            -----         ------          -----          ------

Revenues                               $      60,000    $    93,699     $        -      $          -

Loss from Operations                         (57,989)       (82,573)        (664,623)       (717,523)

Net loss                                    (152,989)      (186,773)        (722,562)     (3,544,390)

Net Loss Per Share - Basic and Diluted $       (0.02)   $     (0.01)    $      (0.04)   $      (0.21)


Fiscal 2004
-----------
                                            First          Second          Third         Fourth
                                            -----          ------          -----         ------

Revenues                               $           -    $    26,301     $     60,000    $     60,000

Income (Loss) from Operations                (12,078)       (10,614)          26,183        (151,122)

Net Income (Loss)                            (12,261)       (11,496)          21,912        (161,619)

Net Income (Loss) Per Share
   - Basic and Diluted                 $           -    $     (0.01)    $       0.01    $          -





Note: The Board of Directors approved a two-for-one stock split ----- of the Company's common shares. The record date for the split was February 28, 2005 and the pay date was March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the above unaudited quarterly data for all per share amounts.

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      Not Applicable

Item 9A.	Controls and Procedures

   As of April 30, 2005 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.	Other Information

    None

                             PART III

Item 10.	Directors and Executive Officers of the Registrant

   The officers and directors of the Company are as follows:

  Name                  Age                  Position
____________________   _____     ____________________________________

William J. Bosso        56         Chief Executive Officer and Director
Matthew T. Henninger    38         President, Secretary and Director
Robert Hunziker         51         Chief Financial Officer and Director
J.P. Baron              44         Director
John Benton             52         Director
Michael E. Marshall     47         Director
John A. Van Tuin        42         Director


   Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

   William J. Bosso has served as chief executive officer of the Company since December 2004 and has served as one of Company's directors since October 2004. Mr. Bosso is an "interested" director. In July 2004, Mr. Bosso became a director and president of the Company but resigned from both positions in October 2004. Later that month, he was reappointed as a director of the Company and in December 2004 he was appointed as chief executive officer of the Company. Previously, he served as a director and president of Nortia Capital Partners, Inc., a Florida corporation ("Nortia Florida"), from April 2003 until December 2004, when it merged into the Company. Mr. Bosso has served as a consultant to privately and publicly held corporations for the past 14 years. From 1992 to 1993, he served as vice president of OCG Technologies, Inc., a medical appliance, healthcare software and medical billing company, and from 1994 to 1997, he served as president and CEO of Affinity Entertainment, Inc., a television and movie company. Prior to that, Mr. Bosso was an account executive with Paine Webber. Mr. Bosso has been a consultant to businesses in the telecommunications, insurance, airline, medical, entertainment, stock transfer, financial communications, restaurant, and golf equipment industries. Mr. Bosso brings more than 17 years experience in the public markets, including numerous contacts in all aspects of operating a publicly held business. He has assisted in bringing companies public, through forward mergers, reverse mergers, and acquisitions. He has provided financing personally, and through traditional means of private equity investment. Mr. Bosso also has extensive experience in financial public relations, with access to a vast number of public relations and financial communications firms.

   Matthew T. Henninger has served as president of the Company since December 2004 and has served as one of the Company's directors since October 2004. Mr. Henninger is an "interested" director. In July 2004, Mr. Henninger became a director and chief executive officer of the Company but resigned from both positions in October 2004. Later that month, he was reappointed as a director of the Company and in December 2004, he was appointed president of the Company. Previously, he served as a director and chief executive officer of Nortia Florida from July 2004 until December 2004, when it merged into the Company. Mr. Henninger is currently president of Finanziell Kaufer, Inc., a Los Angeles, California boutique turnaround investment firm. During 2002 and 2003, he was a director of Print Data Corp., a specialty distributor of information technology products and services. During 2000 and 2001, he served as the president of The Aromatherapy of Rome, a leading manufacturer of aromatherapy products in the United States. During 1998 and 1999, he served as the chief executive officer of Ceres San Francisco, a leading manufacturer of specialty candles.

   Robert Hunziker was appointed chief financial officer of the Company in May 2005. He is also a consultant with National Restaurant Brokers ("NRB") in Atlanta, Georgia. NRB is a valuation and merger and acquisition firm specializing in the restaurant industry. Mr. Hunziker has been responsible for valuing over 500 companies with sales totaling $2 billion. Mr. Hunziker has also been involved with the mergers and acquisition of NRB clients and the financing of such transactions. Prior to joining NRB, Mr. Hunziker was an investment consultant with various insurance companies and banks. He consulted with public retirement plans as well as high net worth individuals and small companies. Mr. Hunziker was also an operations/audit consultant for the Ford Motor Company and started his career as a staff accountant for Price Waterhouse where he assisted in the audits of Fortune 500 Companies including IBM, Chemical Bank, Drexel Burnham and Citicorp. Mr. Hunziker was a CPA (previously licensed in the states of New York, Tennessee, and Georgia), has an MBA in finance from Cornell University Johnson School of Management and a BS in Business Administration from Cornell University.

   J.P. Baron has served as a director of the Company since October 2004. Mr. Baron is an "independent" director. He also served as a director of Nortia Florida from April 2003 until December 2004, when it merged with the Company. He also presently serves as chairman and chief executive officer of Cogen, Inc. He currently holds substantial interests in an airline, steel erection company, construction company, Caribbean resort and casino, and real estate. Mr. Baron has been an investor, founder, developer, builder, and financier of many businesses during the past 20 years. He is experienced in various sectors such as: real estate development, commodities trading, oil and gas, financial services, noble metals, communications, entertainment, and environment/energy. He serves on the advisory boards of several pre-public and public companies. One of Mr. Baron's accomplishments include turning around a failing real estate appraisal firm so that it became a $4 million dollar a year enterprise 24 months later and the largest real estate appraisal firm in Ontario, Canada. As vice president of a real estate investment and syndication firm, Mr. Baron's team generated over $300 million in syndicated real estate investment sales to the public. Mr. Baron also developed a flat-rate long distance telephone conduit/corridor, which was marketed to university students. Several major participants in the telecommunication industry later emulated this concept.

   John Benton has served as a director of the Company since October 2004. Mr. Benton is an "independent" director. He also served as a director of Nortia Florida from April 2003 until December 2004, when it merged with the Company. He also presently serves as a vice president of Hatfield Philips and as a Section 42 team leader responsible for all aspects of team direction, loan and property workouts, and investor communication. Mr. Benton joined Hatfield Philips (a Special Services of Lehman Brothers' Principal Transaction Group Debt and Equity Commercial Real Estate Portfolios) as a senior asset manager, in the Special Servicing and Workout Group, managing a performing and non-performing portfolio of multifamily, office, retail, and golf course loans around the country. Mr. Benton has over 20 years of in depth multifamily and commercial real estate experience as both a developer of historic tax credit properties and as a property, loan, and business workout specialist. Mr. Benton came to Hatfield Philips, Inc. from Allied Capital Corporation where he was a vice president in charge of asset management and workouts, assisted in public company reorganization, and initiated the company's efforts in the CMBS "B" piece buying program. Allied Capital Corporation is among the largest business development corporations operating in the USA. As an analyst, Mr. Benton completed the Merrill Lynch Commercial Real Estate underwriting and financial analysis training program in New York, attended Appraisal Institute classes and has attended numerous commercial real estate courses and seminars. Mr. Benton graduated from the University of Maryland and is a state board certified commercial real estate appraiser and an inactive real estate broker.

   Michael E. Marshall has served as a director of the Company since October 2004. Mr. Marshall is an "independent" director. He also served as president, chief financial officer, and secretary of the Company from October 2004 to December 2004. Mr. Marshall has been employed by Gibbs & Olson, Inc, a consulting engineering firm located in southwest Washington, since 1996 as a project engineer and project manager.

   John A. Van Tuin was appointed a director of the Company in December 2004. Mr. Van Tuin is an "independent" director.
Since 2002, Mr. Van Tuin has been a principal with Bradford Equities Management, L.L.C., a New York based Private Equity firm. He has over fifteen years of private equity investment, corporate finance and leveraged lending experience. For the four years prior to joining Bradford, Mr. Van Tuin was a Vice President at River Capital, Inc., a private equity firm in Atlanta, Georgia, where he was responsible for making private equity investments in middle-market companies. During 1996 through 1998, he was employed by KPMG LLP, most recently as a Managing Director in its Corporate Finance & Health Ventures Group, where he provided investment banking and corporate finance advisory services to middle-market companies. In addition, Mr. Van Tuin worked at GE Capital and Heller Financial where he was responsible for making senior debt, subordinated debt and equity investments in leveraged acquisitions. He also worked at HK International LP, a private equity firm and for the past six hears has served as a Director of Consumer Product Enterprises, Inc. Mr. Van Tuin received an M.S.M. in finance and accounting from Georgia Institute of Technology and a B.A. in Chemistry from Miami University of Ohio.

The Audit Committee

   The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee is presently composed of two persons - Messrs. Baron and Benton (Chair), each of whom is considered independent. The Company's Board of Directors has determined that J.P. Barron is the "audit committee financial expert" as defined under Item 401 of Regulation S-K of the 1934 Act. Messrs. Baron and Benton each meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act and, in addition, are not "interested persons" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

   Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended April 30, 2005, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.	Executive Compensation


COMPENSATION OF DIRECTORS AND OFFICERS

   The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:



                             Summary Compensation Table

                                                                     Long Term Compensation
                                                                --------------------------------
                              Annual Compensation                          Awards              Payouts
                            -----------------------               -----------------------     -----------
                                                                   Restricted     Securities
   Name and                                         Other Annual     Stock       Underlying/    LTIP        All  Other
Principal Position      Year   Salary($)  Bonus($) Compensation($) Award(s)($)  Options/SARs(#) Payouts($)   Comp($)
------------------      ----   ---------  -------- --------------- -----------  --------------- ---------    -------
William Bosso           2003       -0-       -0-           -0-        1,150 (1)        -0-        -0-          -0-
Director, CEO           2004    17,500       -0-           -0-       80,000 (2)        -0-        -0-          -0-
                        2005    98,837       -0-           -0-       85,000 (3)        -0-        -0-          -0-

Harrysen Mittler (4)    2003       -0-       -0-           -0-          -0-            -0-        -0-          -0-
Director, Chief         2004       -0-       -0-           -0-       92,000 (5)        -0-        -0-
Financial Officer *     2005       -0-       -0-           -0-       70,000 (6)        -0-        -0-          -0-

Matthew Henninger       2003       -0-       -0-           -0-          -0-            -0-        -0-          -0-
Director, President     2004       -0-       -0-           -0-          -0-            -0-        -0-
                        2005    76,154       -0-           -0-       71,150 (7)        -0-        -0-          -0-

Robert Hunziker         2003       -0-       -0-           -0-          -0-            -0-        -0-          -0-
Director, Chief         2004       -0-       -0-           -0-          -0-            -0-        -0-
Financial Officer *     2005       -0-       -0-           -0-       10,000 (8)        -0-        -0-          -0-




* Effective May 27, 2005, Harrysen Mittler resigned as our Chief Financial Officer and one of our Directors. In connection with his resignation, and effective May 31, 2005, Robert Hunziker was appointed as our Chief Financial Officer and one of our Directors.
(1)  In April 2003, we issued 1,150,000 shares of our Common
     Stock to Mr. Bosso. Of such shares, 1,000,000 were issued for his services as our President and 150,000 were issued for his services as one of our Directors. The shares were valued at $0.001 per share or $1,150.

(2)  In March 2004, we issued 1,000,000 shares of our Common
     Stock to Mr. Bosso for his services as our President. The shares were valued at $0.08 per share and $80,000 was recorded as compensation expense in our Financial Statements for that fiscal year, as there was no stated term or agreement.
(3)  In October 2004, we issued 850,000 shares of our Common
     Stock to Mr. Bosso. Of such shares, 750,000 were issued for his services as our Chief executive Officer and 100,000 were issued for his services as one of our Directors. The shares were valued at $0.10 per share and $85,000 was recorded as compensation expense in our Financial Statements for that year, as there was no stated term or agreement.
(4) Mr. Mittler was a consultant for 2005 and therefore received no salary. However, he received $52,405 of payments that were recorded as consulting in our Statement of Operations for that year.
(5)  In March 2004, we issued 1,150,000 shares of our Common
     Stock to Mr. Mittler. Of such shares, 1,000,000 were issued for his services as our Chief Financial Officer and 150,000 were issued for his services as one of our Directors. The shares were valued at $0.08 per share and $80,000 was recorded as compensation expense and $12,000 as director's fees in our Financial Statements for that year, as there was no stated term or agreement.
(6)  In October 2004, we issued 700,000 shares of our Common
     Stock to Mr. Mittler. Of such shares, 600,000 were issued for his services as our Chief Financial Officer and 100,000 were issued for his services as one of our Directors. The shares were valued at $0.10 per share and $70,000 was recorded as compensation expense in our Financial Statements for that fiscal year, as there was no stated term or agreement.

(7)  In June 2004, we issued 1,150,000 of our Common Stock to
     Mr. Henninger. Of such shares, 1,000,000 were issued for his services as President of the Company and 150,000 were issued for his services as one of our Directors. The shares were valued at $0.001 per share and $1,000 was recorded as compensation expense and $150 was recorded as director's fees in our Financial Statements for that year, as there was no stated term or agreement. In October 2004, we issued 700,000 shares of our Common Stock to Mr. Henninger. Of such shares, 600,000 were issued for his services as our President and 100,000 shares were issued for his services as one of our Directors. The shares were valued at $0.10 per share and $60,000 was recorded as compensation expense and $10,000 was recorded as director's fees in our Financial Statements for that year, as there was no stated term or agreement.
(8)  In October 2004, we issued 100,000 shares of our Common
     Stock to Mr. Hunziker for his services as one of our Directors. The shares were valued at $0.10 per share and $10,000 was recorded as director's fees in our Financial Statements for that year, as there was no stated term or agreement.

   The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

   No director received any type of compensation from the Company for serving in such capacity.

   The Company has no investment adviser as defined in section
2(a)(20) of the 1940 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and

Management

The following table sets forth, as of October 26, 2005, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.
                                 Number of      Percentage
Name and Address of Owner       Shares Owned    of Class (1)
-------------------------       ------------    ------------

William J. Bosso (2) (3)
400 Hampton View Court
Alpharetta, Georgia 30004         6,069,500       24.92%

Matthew T. Henninger (2)
555 West 5th Street
Los Angeles, California 90013     3,900,000       16.02%

Robert Hunziker
80 Johnson Ferry Road NE
Atlanta, Georgia 30328              200,000           *

John W. Benton, III
4609 Village Green Drive
Roswell, Georgia 30075              500,000        2.05%

J.P. Baron, II
701 Rossland Road East, Suite 382
Whitby, Ontario, Canada L1N 9K3     500,000        2.05%

Michael E. Marshall
6524 Elizan Drive NW
Olympia, Washington 98502           250,000        1.03%

John A. Van Tuin
255 Huguenot Street, #202
New Rochelle, New York 10801        250,000        1.03%

Harrysen Mittler
16-1375 Southdown Road, #126
Mississauga, Ontario L5J 2Z1
Canada                            4,036,668       16.58%

All Officers and Directors as a
   Group (7 persons)             11,269,500       47.92%

*     Constitutes less than 1%
(1) Based upon 24,351,639 Shares of Company's Common Stock outstanding as of October 26, 2005.
(2) Includes 200,000 shares of the Company's Common Stock issuable as a result of the conversion (at the current conversion ratio) of all of the Company's Convertible Preferred A Stock previously owned by such individual.
(3) Includes 400,000 shares held by William Bosso's children, in respect of which shares, Mr. Bosso disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions

   At April 30, 2003, we had an account payable in the amount of $3,113 to an individual, who was a stockholder and director of ours and who had directly paid certain of our expenses, which payable was non-interest bearing and without any repayment terms. During the 12 months ended April 30, 2004, we repaid $2,000 of these advances, which resulted in a balance due of $1,113 at April 30, 2004. During the three months ended July 31, 2004, we repaid $500 of these advances and during the three months ended January 31, 2005, we repaid the remaining $613. At April 30, 2005, the balance outstanding was zero.

   In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our then-Chief
Executive Officer and was classified in Due to Related Party.
During the eight months ended December 31, 2004, the $3,000 was repaid and at April 30, 2005, the balance was zero.

   We currently do not have a lease for our corporate office in Georgia and we are not paying rent. It is being provided to us free of charge by an individual, who is a stockholder, officer, and director of ours. Usage of this office space and the related value is de minimis.

Item 14.	Principal Accountant Fees and Services

   Our board of directors selected Salberg & Company, PA, as independent registered public accounting firm for the Company for the fiscal year ending April 30, 2005, as our audit committee was established during such year. We expect our audit committee will select our independent registered public accounting firm in future years. Salberg & Company, PA, has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

   Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Salberg & Company, PA, in connection with statutory and regulatory filings. Fees incurred by the Company were an aggregate of $42,500 for each quarterly review associated with our Form 10-Q (or, prior to our becoming a BDC, our Form 10-QSB) filings and any amendments thereto and for the annual audit of the Company's financial statements included as part of our Form 10-K filing.

   Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Such fees aggregated $2,300 during the fiscal year ending April 30, 2005.

   Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred by the Company were $0 during the fiscal year ending April 30, 2005.

   All Other Fees: Other fees would include fees for products and services other than the services reported above.

   The Audit Committee of our board of directors operates under a written charter adopted by our board of directors. Management is responsible for our internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation, and oversight of the Company's independent registered public accounting firm.

   The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Salberg & Company, PA, the Company's independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the auditor's independence.

   Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

   The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States.
The Audit Committee has discussed with Salberg & Company, PA, the Company's independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors' independence.

   Based on the Audit Committee's discussion with management and the independent registered public accounting firm, the Audit Committee's review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommends that the board of directors include the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, for filing with the SEC. The Audit Committee has also appointed Salberg & Company, PA, to serve as independent registered public accounting firm for the year ended April 30, 2006.

                              PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

	See Item 8.

(b)	Exhibits

Exhibit No.			Exhibit Description






2.1    Share  Exchange  Agreement  (incorporated  by  reference  to
       Exhibit 2.1 of registrant's Current Report on Form 8-K filed with the Commission on October 21, 2004).

2.2 Merger Agreement dated December 3, 2004 (incorporated by reference to Exhibit 2.2 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).

3.1 Registrant's Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State's office on November 29, 2004 (incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).

3.2 Registrant's Certificate of Designations of Preferred Stock filed with the Nevada Secretary of State's office on October 21, 2004 (incorporated by reference to Exhibit 3.2 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).

3.3    Registrant's  Bylaws (incorporated by reference  to  Exhibit
       3.3 of registrant's Current Report on Form 8-K filed with the Commission on December 9, 2004).

3.4 Certificate of Withdrawal of Certificate of Designation regarding registrant's Series A Preferred Stock, as filed with the Nevada Secretary of State's office on October 6, 2005.

10.1   Code of ethics.

31.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Act of 2002.

32.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.

32.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Act of 2002.

99.1 Press Release dated July 19, 2005 (incorporated by reference to Exhibit 99.1 of registrant's Current Report on Form 8-K filed with the Commission on July 22, 2005).

99.2 Press Release dated July 20, 2005 (incorporated by reference to Exhibit 99.1 of registrant's Current Report on Form 8-K filed with the Commission on July 22, 2005).

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            NORTIA CAPITAL PARTNERS, INC.

                            By:/s/William Bosso
                               ---------------------------------
                                   William Bosso
                                   Chief Executive Officer

                            By:/s/Matthew Henniger
                               ---------------------------------
                                   Matthew Henninger
                                   President

                            By:/s/Robert Hunziker
                               ---------------------------------
                                   Robert Hunziker
                                   Chief Financial Officer


Date:   November 18, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




      Signature                 Title                       Date


/S/ WILLIAM BOSSO            Chief Executive Officer      November 18, 2005
    William Bosso            and Director

/S/ MATTHEW HENNINGER        President                    Novmeber 18, 2005
    Matthew Henninger        and Director

/S/ ROBERT HUNZIKER          Chief Financial Officer      November 18, 2005
    Robert Hunziker          and Director

/S/ J. P. BARON              Director                     November 18, 2005
    J. P. Baron

/S/ JOHN BENTON              Director                     November 18, 2005
    John Benton

/S/ MICHAEL E. MARSHALL      Director                     November 18, 2005
    Michael E. Marshall

/S/ JOHN A. VAN TUIN         Director                     November 18, 2005
    John A. Van Tuin