Form 10-Q
period 2005-07-31
NORTIA CAPITAL PARTNERS, INC.
filed 2005-11-23
CIK 1089773

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2005
                                     -------------

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

                    Nortia Capital Partners, Inc.

                          Form 10-Q Index
                           July 31, 2005

                                                                    Page
                                                                    ----

Part I-Financial Information

Item 1. Financial Statements                                         3

        Balance Sheet at July 31, 2005 (Unaudited)                   4

	Statement of Operations for the Three Months Ended
          July 31, 2005 and 2004 and for the period from
          May 1, 2003 (inception of development stage) to
          July 31, 2005 (Unaudited)                                  5

	Statement of Cash Flows for the Three Months Ended
          July 31, 2005 and 2004 and for the period from
          May 1, 2003 (inception of development stage) to
          July 31, 2005 (Unaudited)                                  6

	Schedule of Changes in Net Assets for the Three
          Months ended July 31, 2005 (Unaudited)                     8

        Schedule of Investments at July 31, 2005 (Unaudited)         9

        Notes to Financial Statements (Unaudited)                    10

Item 2.	Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                       31

Item 3.	Quantitative and Qualitative Disclosures About
          Market Risk                                                49

Item 4. Controls and Procedures                                      50

Part II-Other Information

Item 1. Legal Proceedings                                            50

Item 2.	Unregistered Sales of Equity Securities and Use
          of Proceeds                                                50

Item 3. Defaults upon Senior Securities                              51

Item 4. Submission of Matters to a Vote of Security Holders          51

Item 5. Other Information                                            51

Item 6. Exhibits                                                     51

Signatures                                                           52

                               PART I
                        FINANCIAL INFORMATION

Item 1-Financial Statements

                     Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                           At July 31, 2005
                            Balance Sheet
                             (Unaudited)


                           ASSETS
                           ------
Current Assets
Cash                                                       $    260,962
                                                           ------------
Total Current Assets                                            260,962
                                                           ============

Total Assets                                                    260,962
                                                           ============

                         LIABILITIES
                         -----------
Current Liabilities
Accounts payable                                                 27,814
Accrued expenses                                                 73,961
                                                           ------------
Total Current Liabilities                                       101,775
                                                           ============

Net Assets                                                 $    159,187
                                                           ============

                    STOCKHOLDERS' EQUITY
                    --------------------

Preferred stock, Series A, $0.001 par value,
  5,000,000 shares authorized
  300,000 issued and outstanding                           $        300
Common stock, $0.001 par value, 50,000,000
  shares authorized 22,297,254 shares issued
  and outstanding                                                22,297
Common stock issuable, 3,836,264 shares                           3,836
Additional paid in capital                                    5,349,005
Accumulated deficit                                             (12,398)
Deficit accumulated during development stage                 (5,147,753)
                                                           ------------
                                                                215,287

Less: Deferred consulting                                       (56,100)
                                                           ------------

Total Stockholders' Equity                                      159,187
                                                           ============

Total Liabilities and Stockholders' Equity                 $    260,962
                                                           ============

Net Asset Value Per Share                                  $      (0.01)
                                                           ============






          See accompanying notes to financial statements.

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                   (A Development Stage Company)
                      Statement of Operations
                           (Unaudited)

                                     Post Election      Pre Election      Period from
                                     As a Business      as a Business     May 1, 2003
                                      Development        Development     (Inception of
                                        Company            Company        Development
                                     Three Months       Three Months         Stage)
                                         Ended              Ended              to
                                        Jul. 31,           Jul. 31,         Jul. 31,
                                         2005                2004             2005
                                     -------------      -------------    -------------
Revenues                             $           -      $      60,000    $     300,000

Operating Expenses
General and administrative                 111,595             35,888          383,507
Provision for accounts receivable                -             74,301                -
Rent                                        12,077                  -           51,077
Consulting                                  36,857              6,150          678,699
Compensation                               129,760              1,000          689,549
Debenture penalty                                -                  -           11,400
Directors fees                                   -                150          237,150
Interest expense                                 -              6,302           53,144
Impairment of investments                        -                  -           48,581
Professional                                87,498                500          295,117
                                     -------------      -------------    -------------
Total Operating Expenses                   377,787            124,291        2,449,849
                                     -------------      -------------    -------------

Loss from Operations                      (377,787)           (64,291)      (2,149,849)

Other Income (Expense)
Loss on sale of available for
  sale securities                                -            (64,738)         (64,738)
Loss on conversion of debt                       -                  -       (2,738,559)
Other than temporary loss on
  for sale securities                            -            (24,000)        (195,000)
Other income                                     -                  -            4,568
Interest income                                211                 40              222
                                     -------------      -------------    -------------

Total Other Income (Expense)                   211            (88,698)      (2,993,506)
                                     -------------      -------------    -------------

Net Loss Before Income Taxes         $    (377,576)     $    (152,989)   $  (5,143,356)
                                     =============      =============    =============

Income tax expense                               -                  -           (4,397)
                                     -------------      -------------    -------------

Net Loss                             $    (377,576)     $    (160,205)   $  (5,147,753)
                                     =============      =============    =============

Comprehensive Loss
Unrealized losses on available
  for sale securities                            -           (182,758)               -
                                     -------------      -------------    -------------

Total Comprehensive Loss             $           -      $    (182,758)   $           -
                                     =============      =============    =============

Net Loss Per Share
  - Basic and Diluted                $       (0.01)     $       (0.02)   $       (0.41)
                                     =============      =============    =============

Weighted Average Shares                 25,802,127         10,117,888       12,420,504
                                     =============      =============    =============


            See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                      Statement of Cash Flows
                             (Unaudited)

                                            Post Election      Pre Election      Period from
                                            As a Business      as a Business     May 1, 2003
                                             Development        Development     (Inception of
                                               Company            Company        Development
                                            Three Months       Three Months         Stage)
                                                Ended              Ended              to
                                               Jul. 31,           Jul. 31,         Jul. 31,
                                                2005                2004             2005
                                            -------------      -------------    -------------
Cash Flows From Operating Activities:
Net loss                                    $    (377,576)     $    (152,990)   $  (5,147,753)
Adjustments to reconcile net loss to
  net cash used in operations:
    Debenture issued for legal services                 -                  -            5,000
 Bad debt expense                                       -                  -            1,625
 Impairment of investments                              -                  -           48,581
 Debenture issued for consulting services               -                  -            7,000
 Loss on sale of available for sale
   securities                                           -             64,738           64,738
 Other than temporary loss on available
   for sale securities                                  -             24,000          195,000
 Compensation related to conversion
   of debt                                              -                  -            2,000
 Loss on conversion of debt                             -                  -        2,738,559
 Transfer of available for sale
   securities for consulting services                   -              2,100            2,100
 Provision for accounts receivable                      -             74,301                -
 Common stock issued for compensation                   -              1,000          356,000
 Common stock issued for directors fees                 -                150          237,150
 Common stock issued for consulting
   services                                             -              4,050          128,565
 Common stock issued for legal services                 -                  -           10,000
 Amortization of deferred consulting               30,600                  -          529,300
 Common stock based revenue                             -            (60,000)        (300,000)

Changes in operating assets and
liabilities:
  Decrease in prepaid expenses                          -                  -              540
  Increase in other receivable                          -                  -           (6,500)
  Decrease (increase) in accounts payable         (59,357)            14,000          (35,516)
  Decrease in due to related party                      -               (500)               -
  Increase in accrued expenses                     19,799              7,301          132,975
                                            -------------      -------------    -------------
Net Cash Used In Operating Activities            (386,534)           (21,849)      (1,030,637)
                                            -------------      -------------    -------------

Cash Flows From Investing Activities:
  Purchase of available for sale
    securities                                          -                  -          (49,948)
  Proceeds from sale of available for
    sale securities                                     -             14,405           14,405
                                            -------------      -------------    -------------
Net Cash Provided By (Used In)
  Investing Activities                                  -             14,405          (35,543)
                                            -------------      -------------    -------------


           See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                    (A Development Stage Company)
                 Statement of Cash Flows - Continued
                             (Unaudited)

                                            Post Election      Pre Election      Period from
                                            As a Business      as a Business     May 1, 2003
                                             Development        Development     (Inception of
                                               Company            Company        Development
                                            Three Months       Three Months         Stage)
                                                Ended              Ended              to
                                               Jul. 31,           Jul. 31,         Jul. 31,
                                                2005                2004             2005
                                            -------------      -------------    -------------
Cash Flows From Financing Activities:
  Proceeds from issuance of promissory
    notes                                               -                  -          188,000
  Proceeds from sale of common stock              635,793                  -          722,143
  Proceeds from issuance of debentures                  -                  -          417,000
                                            -------------      -------------    -------------
Net Cash Provided By Financing Activities         635,793                  -        1,327,143

Net Increase (decrease) in Cash                   249,259             (7,444)         260,962
                                            -------------      -------------    -------------
Cash at Beginning of Period                        11,703              8,764                -
                                            -------------      -------------    -------------
Cash at End of Period                       $     260,962      $       1,320    $     260,962
                                            =============      =============    =============

Supplemental Disclosure of Cash
Flow Information:

Cash paid during the period for:

Interest                                    $           -      $           -    $           -

Taxes                                       $           -      $           -    $           -

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
--------------------------
Debenture issued for available-for-sale
  securities                                $           -      $           -    $     75,000
Unrealized losses on available-for-sale
  securities                                            -           (182,758)              -
Recapitalization of accounts payable                    -                  -          63,330

























           See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                  Statement of Changes in Net Assets

                                                            Three
                                                         Month Ended
                                                        July 31, 2005
                                                        -------------
Decrease in net assets from operations:
Net operating losses                                    $    (377,576)
                                                        -------------

Net decrease in net assets from operations                   (377,576)

Common Stock transactions                                     635,793
Amortization of deferred consulting                            30,600
                                                        -------------
Total increase in Net Assets                                  288,817

Net Assets:
Beginning of Period                                          (129,629)
                                                        -------------
End of period                                           $     159,187
                                                        =============




































           See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                       Schedule of Investments
                          At July 31, 2005
                            (Unaudited)

                                                                    Percentage of
                                                    Title of        Class Held on           At July 31, 2005
           Portfolio                             Securities Held   a Fully Diluted     -------------------------
            Company                 Industry     By The Company         Basis            Cost         Fair Value
================================================================================================================
Investments - (1)
================================================================================================================

Avix Technologies, Inc.             Telecom       Common Stock           11%           $     43,706   $        -
----------------------------------------------------------------------------------------------------------------

Universal Capital Management, Inc.  Investments   Common Stock           10%                  1,625            -
----------------------------------------------------------------------------------------------------------------

Total Investments - Minority Owned
Other Non-Controlled Affiliates                                                              45,331            -
----------------------------------------------------------------------------------------------------------------

BF Acquisition Group III, Inc.      Shell         Common Stock            3%                  1,625            -
----------------------------------------------------------------------------------------------------------------

BF Acquisition Group V, Inc.        Shell         Common Stock            1%                  1,625            -
----------------------------------------------------------------------------------------------------------------

Total Investments - Unaffiliated
Issuers                                                                                       3,250
----------------------------------------------------------------------------------------------------------------

Total Investments                                                                      $     48,581   $        -
================================================================================================================

Total Investments                                                                            48,581            -

Unearned Income                                                                                   -            -

Total Investments, net of                                                              -------------------------
Unearned Income                                                                        $     48,581    $       -
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

(2) All common stock is in inactive or non-income producing companies and restricted at the period end.















           See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

       For further information, refer to the audited financial statements and footnotes of the Company for the year ending April 30, 2005 included in the Company's Form 10-K.

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

Note 2.  Nature of Operations and Summary of Significant Accounting
         Policies
------------------------------------------------------------------

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

8, 2004, all of these reports were filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period (See Note 8 - Commitments and Contingencies).

       Prior to November, 2005, we had not filed with the SEC in a timely manner our required annual report with the SEC for the on Form 10-K for the year ended April 30, 2005. In November, 2005, this report was filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period (See Note 8 - Commitments and Contingencies).

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

       The results of operations for the three months ended July 31, 2005 reflect the Company's results subsequent to our election to be treated as a BDC. The results of operations for the three months ended July 31, 2004 reflect our results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for 2005 are different from 2004 and, therefore, the financial position and results of operations of this period is not directly comparable. The Company utilizes the cumulative effect method to reflect the

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005.

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

       In April 2005, the Company initiated a private offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consists of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying Financial Statements as of July 31, 2005.

      From August 1, 2005 through August 31, 2005, the Company received an additional $185,423 of net proceeds from the private offering of units that it initiated in April 2005, representing approximately 168,636 shares of common stock and 168,636 two-year warrants to purchase common stock at $2.00 per share. The shares and warrants are to be issued upon closing of the private offering. As a result, at August 31, 2005 the Company has received $907,867 of net proceeds from the private offering and has 825,700 of shares issuable and 825,700 of two-year warrants to purchase common stock at $2.00 per share.

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

       The above matters may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Quarterly Report. The outcome of the above matters could have a significant impact on our

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

ability to continue as a going concern.

Significant Accounting Policies

Accounting Estimates

       When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the valuation of portfolio investments, evaluation of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services and the recognition of deferred tax assets and liabilities and related valuation allowance.

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

Fair Value of Financial Instruments

       We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2005.

Stock-Based Compensation

       Prior to its election as a BDC, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such,

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                           July 31, 2005
                            (Unaudited)


Revenue Recognition

       Prior to its election as a BDC the Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonably assured. The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

       Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies."

Concentrations of Risk
----------------------
Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

During fiscal year 2005 and 2004 all pre-BDC revenues were derived from one customer.

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

       At July 31, 2005 there were warrants to purchase 657,064 shares of common stock outstanding which may dilute future earnings per share.

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

Note 3.  Going Concern
----------------------

       As reflected in the accompanying financial statements, the Company has a net loss of $377,576 and net cash used in operations of $386,534 for the three months ended July 31, 2005 as a BDC. Additionally, the Company has an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $5,147,753 at July 31, 2005.

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

       We obtained $635,793 of proceeds from the sale of common stock for the three months ended July 31, 2005. We have used these funds to cover our current obligations. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of securities to be determined.

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

       As a result of the above items, we believe that we will have sufficient operating cash to meet are required expenditures for the next twelve months.

Note 4.  Investments
--------------------

       In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in Global Life Sciences, Inc. a publicly held company. In accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", we recorded the 100,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $5,000 unrealized gain at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

       In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of a publicly held company that emerged from bankruptcy under Chapter Eleven (11) of the federal bankruptcy code. There is a minimal active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, the Company has recorded an impairment loss for the entire $43,706, which is classified as impairment of investments in the accompanying Financial Statements.

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

       The following represents information about securities held with loss positions as of July 31, 2005 (there were no securities held with loss positions as of July 31, 2004):

Securities in loss
positions less than                Aggregate           Aggregate Fair
12 months:                     Unrealized Losses            Value
-------------------            -----------------       --------------
Equity securities                  $  48,581              $       -
                                   =========              =========

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

       In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in Global (see Note 4 - Investments).

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

       From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent (10%) per annum, payable ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. (See Note 7 - Stockholders
Equity (Deficiency).)

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

       At April 30, 2005, there were 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under the mutual rescission agreement. These shares have been restricted as to transfer by the transfer agent and are not included

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)


in outstanding shares at July 31, 2005.  As of July 31, 2005,
3,300,021 of these shares have been returned and cancelled by the transfer agent.

Note 7.  Stockholders' Deficiency
---------------------------------

Capital Structure

       We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 22,297,254 were issued and outstanding at July 31, 2005. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 3,836,264 shares that are issuable at July 31, 2005. Including issuable shares, we have 26,133,518 shares outstanding and issuable as of July 31, 2005.

       We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at July 31, 2005. Such shares have been converted into an aggregate of 600,000 post-split Common Shares and, as of October 6, 2005, the authorization for Series A Preferred Stock has been withdrawn. Our preferred stock is commonly referred as a "blank check preferred stock" as the Board of Directors is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. (See "Preferred Stock," below.)

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

       In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twelve (12) months and consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand (240,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 20,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested and were issued by the Company. From August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005. Of the 270,000 shares that were issued as of July 31, 2004 as discussed above, at the time of the

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

issuance, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.015 per share, thus the 270,000 shares issued as of July 31, 2004 were valued on the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. Of the additional 60,000 shares issued between August 1, 2004 and January 31, 2005 as discussed above, 30,000 shares were issued during the three months ended October 31, 2004 and valued at a nominal value of $0.0005 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not be used. The other 30,000 shares vested during the three months ended January 31, 2005 were valued based upon the measurement date of December 31, 2004 at a value of $0.505 per share and the Company has recorded $30,000 of consulting expense in the Statement of Operations for the three months ended January 31, 2005. These 30,000 were issuable as of January 31, 2005 and were issued by the Transfer Agent in March 2005. In February, the remaining 150,000 shares were issued and valued at $0.73 per share, the fair market value on the grant date of February 11, 2005 and the Company has recorded $109,500 of consulting expense in the accompanying Statement of Operations. These 150,000 shares were not issued as of July 31, 2005 and have been recorded as Common Stock Issuable.

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

       In October 2004, we granted 3,900,000 shares to our executive officers as compensation, comprised of 1,500,000 to our Chief Executive Officer, 1,200,000 to our President and 1,200,000 to our Chief Financial Officer. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $195,000 of compensation.

       In October 2004, we granted 1,000,000 shares to our Board of Directors as fees for their services, comprised of 200,000 share issuances to five individuals. There was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

issued for director services on the same date (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $50,000 of director fees.

       In October 2004, we granted 800,000 shares to our Advisory Board members as fees for their services, comprised of 200,000 share issuances to four individuals. There is no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $40,000 of director fees.

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

       As a result of the recapitalization discussed previously, the Company recorded 3,427,254 shares of common stock as a deemed issuance to the original shareholders of Global. (See Note 6 -
Recapitalization.)

       In January 2005, we granted 240,000 shares of our common stock to an individual for consulting services. The shares were valued at $0.51 per share, the closing stock price on the grant date of January 19, 2005, and we recorded $122,400 of deferred consulting, as the term of the consulting agreement was one (1) year. As of July 31, 2005, we have recorded $66,300 of amortization expense related to the deferred consulting resulting in an unamortized deferred consulting balance of $56,100. The shares have not been issued as of July 31, 2005 and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

       In February 2005, we granted 150,000 shares of our common stock to a group for consulting services. The shares were valued at $0.73 per share, the closing stock price on the grant date of February 11, 2005, and we recorded $109,500 of deferred consulting, as the term of the consulting agreement was one (1) year. The consulting agreement specified that up to 450,000 shares would be issued for services

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

provided, based upon the fair market value of $0.73 per share on February 11, 2005. Subsequently, the Company and the Consultant agreed to terminate the contract and no additional shares will be issued to the Consultant. As a result of the agreement termination, the entire $109,500 of deferred consulting has been recorded as amortization expense in the accompanying Financial Statements. Additionally, the 150,000 shares had not been issued as of July 31, 2005 and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

       In April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's
$0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share.
Through July 31, 2005, the Company had received $722,143 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying Financial Statements as of July 31, 2005. (See Note
11 - Subsequent Events).

       The Company had 30,000 common shares held as treasury stock at April 30, 2005, which had an original cost basis of zero. These shares were retired in May 2005.

       In June 2005, the Company filed Form S-8 with the SEC for the registration of 250,000 shares of the Company's $0.001 par value common stock at an issuance price of $1.00 per share. In July 2005, 125,000 of these shares were issued as compensation for services to our Chief Executive Officer and 125,000 shares were issued for services to our President. In August 2005, it was determined that these shares may not have been validly granted, because, under certain circumstances, a BDC may not issue stock for services, such issuances have been voluntarily rescinded.

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

October 6, 2005, the authorization for Series A Preferred Stock has been withdrawn.

Warrants
--------

       As discussed previously, in April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through July 31, 2005, the Company had received $722,770 of proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the three months ended July 31, 2005, the Company received $635,793 of net proceeds from the issuance of the units, representing 578,564 shares of common stock and 578,564 two-year warrants to purchase common stock at $2.00 per share. The warrants become exercisable at the closing date of the private placement offering which has not occurred as of the date of this report. (See Note 11 - Subsequent Events).

       The following table summarizes activity related to warrants:


                                    Number of Shares        Weighted Average
                                    ----------------         Exercise Price
                                                            ----------------
Balance at April 30, 2005                 78,500                    $   2.00
  Granted                                578,564                        2.00
  Exercised                                    0                           0
  Forfeited                                    0                           0
                                         -------                    --------
Balance at July 31,2005                  657,064                    $   2.00
                                         =======                    ========

       All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.
       The terms of warrants to purchase our common stock are summarized below:

----------------------------Warrants Outstanding------------------------Warrants Exercisable-----

                                         Weighted
                                          Average        Weighted                        Weighted
                         Number          Remaining       Average          Number          Average
    Range of         Outstanding at     Contractual      Exercise     Exercisable at     Exercise
Exercise Prices      Jul. 31, 2005         Life            Price       Jul. 31, 2005       Price
-------------------------------------------------------------------------------------------------
     $2.00              657,064         2.00 years         2.00              0             $2.00
     =====              =======         ==========         ====             ===            =====

Note 8.  Commitments and Contingencies
--------------------------------------

       From time to time, we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

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

Note 9.  Related Party Transactions
-----------------------------------

       At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, we repaid $2,000 of these advances resulting in a balance due of $1,113 at April 30, 2004. During the three months ended July 31, 2004, we repaid $500 of these advances and during the three months ended January 31, 2004, we repaid the remaining $613. At July 31, 2005, the balance outstanding is zero.

       In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and was classified in Due to Related Party. During the three months ended January 31, 2005, the $3,000 was repaid and at July 31, 2005, the balance is zero.

       At January 31, 2005, we had a $26,932 receivable classified as due from related party recorded in the Financial Statements. This amount represented employee payroll taxes paid by the Company but not withheld from two employees, the Chief Executive Officer and the President. Subsequently, these amounts were resolved and the due from related party is zero at April 30, 2005.

       We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by an officer/director free of charge - (See Note 8 - Commitments and Contingencies).

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)


Note 10.  Financial Information
-------------------------------

       Following is a schedule of financial highlights for the three months ended July 31, 2005, during which period the Company operated as a
BDC:
                                                            Three
                                                        Months Ended
                                                        July 31, 2005
                                                        -------------
Per Share Data:
--------------

Net Asset Value at Beginning of Period (1)              $       (0.01)

Net Loss (2)                                                    (0.01)
Common Stock Transactions (2)                                    0.03
Amortization of Deferred Consulting (2)                          0.00
                                                        -------------
Net increase in Stockholders Deficiency                          0.02
                                                        -------------
Net Asset Value at End of Period                        $        0.01
                                                        =============

Per Share Market Value at End of Period                 $        1.98
Total Return (2) (3)                                               37%
Common Stock Outstanding at End of Period                  26,133,518

Ratio/Supplemental Data:
-----------------------
Net Assets at End of Period                             $     159,187
Ratio of Operating Expenses to Net Assets                        237%
Ratio of Net Operating Loss to Net Assets                        237%

-----------------------------------------------------------------------

(1) Based on Total Shares Outstanding and Issuable at beginning of period.
(2)     Based on total shares outstanding and Issuable at period end.
(3) Total return equals the increase of the ending market value over the April 30, 2005 price of $1.45 per share, divided by the beginning price.

Note 11.  Subsequent Events
---------------------------

       From August 1, 2005 through August 31, 2005, the Company received an additional $185,122 of net proceeds from the private placement of units that it initiated in April 2005, representing approximately 168,636 shares of common stock and 168,636 two-year warrants to purchase common stock at $2.00 per share. The shares and warrants are to be issued upon closing of the private offering. As a result, at August 31, 2005 the Company has received $907,867 of net proceeds from the private placement and has 825,700 of shares issuable and 825,700 of two-year warrants to purchase common stock at $2.00 per share.

       As discussed previously, in January 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC. In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective

                    Nortia Capital Partners, Inc.
                 (f/k/a BF Acquisition Group I, Inc.)
                     (A Development Stage Company)
                     Notes to Financial Statements
                            July 31, 2005
                             (Unaudited)

offer, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

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

       During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time, present management raised capital and commenced preparations to register our Company as a "Business Development Company" ("BDC") with the Securities and
Exchange Commission whereby we will be regulated pursuant to the requirements of the Investment Company Act of 1940.

       On January 4, 2005, we filed a Form N-54A with the Securities and Exchange Commission to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, we will now operate as an investment company and plan to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. As a BDC, we expect to derive our revenues through direct investments in private companies, start-up companies, and through the opportunities provided by turnaround companies. Additionally, we will provide fee based business expertise through in-house consultants and contract consultants.

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

       The results of operations for 2005 reflect our operations as a BDC. The results of operations for 2004 reflect our results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for 2005 are different from those used in 2004 and, therefore, the financial position and results of operations of this period is not directly comparable. The primary differences in accounting principles related to the carrying value of investments and accounting for income taxes. See Notes to the financial statements included elsewhere in this Form 10-Q.

       As reflected in the accompanying financial statements, we had a net loss of $377,576 and net cash used in operations was $386,534 for the three months ended July 31, 2005 as a BDC. Additionally, we have an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $5,147,753 at July 31, 2005.

       Our ability to continue as a going concern is dependent on the ability further to implement our business plan as a BDC, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due and that we must ultimately successfully implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

       Presently, we expect to meet our current capital requirements for the next 12 months pursuant to further sales of our Common Stock and from revenues derived from the commencement of our business operations as a BDC.

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

       Our long-term viability as a going concern is dependent on certain key factors, as follows:

   - The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

   - The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

       In April 2005, the Company initiated a private offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consist of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 675,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the Company's Financial Statements as of July 31, 2005.

       From August 1, 2005 through August 31, 2005, the Company received an additional $185,423 of net proceeds from the private offering that it commenced in April 2005, representing approximately168,636 shares of common stock and 168,636 two-year warrants to purchase common stock at $2.00 per share. The shares and warrants are to be issued upon closing of the private offering. As a result, at August 31, 2005, the Company had received $907,867 of net proceeds from the private offering and has 825,700 shares issuable and 825,700 two-year warrants to purchase common stock at $2.00 per share.

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

Going Concern

       As discussed in Note 3 to the financial statements, the Company's recurring losses from operations, a net loss of $377,576 and net cash used in operations of $386,534 for the three months ended July 31, 2005, accumulated deficit of $12,398 and a deficit accumulated during the development stage of $5,147,753 at July 31, 2005, raise substantial doubt about our ability to continue as a going concern.
Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Estimates and Policies

       The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include of a beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2 "Summary of Significant Accounting Policies" in the notes to our financial statements contained in our annual report on Form 10-K for the period ended April 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

Fair Value of Financial Instruments

       We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2005.

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

Results of Operations

Financial Analysis of the Three Months Ended January 31, 2005 and 2004
----------------------------------------------------------------------

                                            Post Election      Pre Election      Period from
                                            As a Business      as a Business     May 1, 2003
                                             Development        Development     (Inception of
                                               Company            Company        Development
                                            Three Months       Three Months         Stage)
                                                Ended              Ended              to
                                               Jul. 31,           Jul. 31,         Jul. 31,
                                                2005                2004             2005
                                            -------------      -------------    -------------
Revenues                                                -      $      60,000    $     300,000

Operating Expenses:
General and administrative                        111,595             35,888          383,507
Provision for accounts receivable                       -             74,301                -
Rent                                               12,077                  -           51,077
Consulting                                         36,857              6,150          678,699
Compensation                                      129,760              1,000          689,549
Debenture penalty                                       -                  -           11,400
Directors fees                                          -                150          237,150
Interest expense                                        -              6,302           53,144
Impairment of investments                               -                  -           48,581
Professional                                       87,498                500          295,117
                                            -------------      -------------    -------------
Total Operating Expenses                          377,787            124,291        2,449,849
                                            -------------      -------------    -------------

Loss from Operations                             (377,787)           (64,291)      (2,149,849)

Other Income (Expense):
Loss on sale of available for sale
  securities                                            -            (64,738)         (64,738)
Loss on conversion of debt                              -                  -       (2,738,559)
Other than temporary loss on for sale
  securities                                            -            (24,000)        (195,000)
Other income                                            -                  -            4,568
Interest income                                       211                 40              222
                                            -------------      -------------    -------------
Total Other Income (Expense)                          211            (88,698)      (2,993,506)
                                            -------------      -------------    -------------

Net Loss Before Income Taxes                $    (377,576)     $    (152,989)   $  (5,143,356)
                                            =============      =============    =============

Income tax expense                                      -                  -           (4,397)
                                            -------------      -------------    -------------

Net Loss                                    $    (377,576)     $    (160,205)   $  (5,147,753)
                                            =============      =============    =============

Note:  All references to 2005 represent operations for the three
----------------------------------------------------------------
months ended July 31, 2005 as a BDC and all references to 2004
--------------------------------------------------------------
represent the operations for the three months ended July 31, 2004
-----------------------------------------------------------------
prior to becoming a BDC.
------------------------

Three Months Ended July 31, 2005 Compared with July 31, 2004
------------------------------------------------------------

Revenues:
---------

       Revenue decreased $60,000, or 100%, to zero for 2005 from $60,000 for 2004. In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the three months ended July 31, 2004, we recorded $60,000 of the consulting fees as revenue. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

        Operating expenses increased $253,495, or 204%, to $377,787 for 2005 from $124,291 for 2004. The increase was primarily the result of a $128,760 increase in compensation and an $86,998 increase in professional. The increase in compensation was primarily from salaries paid to two officers in 2005 with no corresponding payment in 2004. The increase in professional was primarily from an increase in accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for professional services.

Other Income (Expense):
-----------------------

       Other expense decreased $88,907 or 99% to $211 of income for 2005 from $88,698 in 2004. The decrease in expense was primarily due to the fact that in 2004, we had a $64,738 loss on available for sale securities and $24,000 other than temporary loss on available for sale securities.

Liquidity and Capital Resources

       Cash was $260,962 at July 31, 2005 as compared to 11,703 at April 30, 2005. The increase in cash was the result of $635,793 of net proceeds from the sale of common stock, offset by $386,534 of cash used in operations. The cash used in operations was primarily the result of $377,576 of net loss for the three months ended July 31, 2005.

       Net assets increased $288,817 from a net liability position of $129,629 at April 30, 2005 to a net asset position of $159,187 at July 31, 2005.

Operating Activities:  Cash used in operating activities was $386,534
--------------------
for 2005 as compared to $21,849 for 2004. The increase in cash used resulted primarily from the increase in the net loss.

Investing Activities:  There were no investing activities for either
--------------------
2005 or 2004.

Financing Activities:  Cash flows provided by financing activities was
--------------------
$635,793 for 2005 compared to zero for 2004. The increase in cash provided by financing activities was due to $635,793 of cash proceeds received by the Company from the sale of common stock.
Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures, promissory notes and the sale of our common stock.

       The following summarizes our debt obligations at July 31, 2005:

DEBT

       We have no debt at July 31, 2005.

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

       In September 2004, we issued a $7,000 debenture to a third party for consulting services and accounted for the issuance as consulting expense. The amount represents a five percent (5%) fee for the debenture proceeds obtained by the Company in accordance with the consulting agreement.

       At January 31, 2005, we had $504,000 of ten percent (10%) debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was converted into the Company's $0.001 par value common stock at a conversion rate of $0.25 per share. Additionally, a bonus equal to twenty percent (20%) of the debenture principal conversion shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five percent (5%) for any default
that occurs.   As a result of the debenture conversion, we have
recorded 2,427,200 shares of our common stock as issuable at July 31, 2005 and recorded a loss on conversion of debt in the amount of $2,104,285 in the accompanying Statement of Operations s of April 30, 2005. The loss on conversion of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

       From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent (10%) per annum, payable ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was converted into the Company's $0.001 par value common stock at a conversion rate of $0.25 per share. No conversion of accrued interest was offered in the conversion documents. As a result of the promissory note conversion, we have recorded 752,000 shares of our common stock as issuable at July 31, 2005 and recorded a loss on conversion of debt in the amount of $634,273 in the Statement of Operations as of April 30, 2005. The loss on conversion of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

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

       Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the implied market value of our common stock, the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

       We obtained $653,753 of proceeds from the sale of common stock in 2005 and we have utilized these funds to meet our current obligations. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of common stock.

       As a result of the above items, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months. However, see 2005 Outlook below for further discussion related to our ability to have sufficient cash flow to meet our planned expenditures.

Contractual Obligations and Commercial Commitments

       The following table highlights, as of July 31, 2005, our contractual obligations and commitments by type and period:

                          Payments Due by Period
                          ----------------------

                                      Less than                            After
Contractual Obligations   Total        1 year     1-3 years   4-5 years   5 years
-----------------------   -----       ---------   ---------   ---------   -------

Short-term Debt:
Debentures                $      -    $       -   $       -   $       -   $       -
                          --------    ---------   ---------   ---------   ---------
Total Short-term Debt     $      -    $       -   $       -   $       -   $       -
                          ========    =========   =========   =========   =========

Off-Balance Sheet Arrangements

       We have no Off-Balance Sheet arrangements at either July 31, 2005 or 2004.

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

       We suffered a significant operating loss in our 2005 fiscal year
       ----------------------------------------------------------------
and during the first quarter of our 2006 fiscal year.  During the year
----------------------------------------------------
ended April 30, 2005, our net loss for the Four month period ending April 30, 2005 in which we operated as a BDC was $3,704,595, including a loss of $2,738,559 for the exchange of debt securities to shares of our common stock. During the first quarter of our current fiscal year, our net loss was $377,576. There can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

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

       If we qualify for and elect to be treated as an RIC, we will lose
       -----------------------------------------------------------------
substantially all of the benefits of our net operating loss carry-
------------------------------------------------------------------
forwards.  We currently intend to qualify for and elect to be treated
--------
as an RIC under Subchapter M of the Code. To qualify, we must meet certain source of income, distribution, and asset diversification requirements. In any year in which we so qualify, we generally will not be subject to federal income tax on income and capital gains distributed (or deemed distributed to our stockholders). Upon such election and qualification, however, we will lose the tax benefit of our net operating loss carry-forwards (except for use against recognition of built-in gains, as described below). Such loss of NOL's could have an adverse effect on our financial condition.

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

       We expect that each of our investments initially will be
       --------------------------------------------------------
illiquid.  We expect that we will generally acquire our investments
--------
directly from the issuer in privately negotiated transactions. We expect that the majority of the investments in our portfolio will typically have no established trading market. We expect that we will exit much of each of our investments when the portfolio company has a liquidity event, such as a public offering of the portfolio company. The illiquidity of our investments may adversely affect our ability, to dispose of equity securities of our portfolio companies at times when it may be otherwise advantageous for us to liquidate such securities. In addition, if we, were forced to liquidate some or all of the investments immediately, the proceeds of such liquidations could be significantly less than otherwise.

       Economic recessions or downturns could impair our
       -------------------------------------------------
portfolio companies and harm our operating results.  Many of the
--------------------------------------------------
companies in which we might make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

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

       The SEC in November 2004 issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We do not believe that these proposed rules, to the extent such rules are subsequently approved by the SEC, will have a material adverse effect on our operations.

       Results may fluctuate and may not be indicative of future
       ---------------------------------------------------------
performance.  Our operating results may fluctuate and, therefore, you
-----------
should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

       Our common stock price may be volatile.  The trading price of our
       --------------------------------------
common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

*  loss of a major funding source; or

*  departures of key personnel.

       We have a limited operating history as a BDC, which may
       -------------------------------------------------------
affect our ability to manage our business and may impair
--------------------------------------------------------
your ability to assess our prospects.  We were incorporated
-------------------------------------
in April 1999 but only commenced business and investment operations as a BDC in mid-January 2005. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or other securities could decline substantially. We have limited operating history as a BDC. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC, our operating flexibility would be significantly reduced.

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

       If we fail to qualify for and elect to be treated as a RIC, then we
       -------------------------------------------------------------------
will be subject to corporate-level income tax, which would adversely affect
---------------------------------------------------------------------------
our results of operations and financial condition.  If we fail to
-------------------------------------------------
qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       In April 2005, we initiated a private offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share.
Each unit consists of one share of the Company's common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through July 31, 2005, the Company had received $722,445 of net proceeds from the issuance of the units, representing 657,064 shares of common stock and 657,064 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the Company's financial statements as of July 31, 2005.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information
         None.

Item 6.  Exhibits

Exhibit No.                   Description of Exhibit
-----------   -----------------------------------------------------------

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

                                        NORTIA CAPITAL PARTNERS, INC.

Dated:  November 18, 2005              By:     /S/ WILLIAM BOSSO
                                           -------------------------------
                                           William Bosso,
                                           Chief Executive Officer


Dated:  November 18, 2005              By:     /S/ ROBERT HUNZIKER
                                           -------------------------------
                                           Robert Hunziker,
                                           Chief Financial Officer