Form 10-Q
period 2005-10-31
NORTIA CAPITAL PARTNERS, INC.
filed 2005-12-14
CIK 1089773

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

                  Commission File number:  0-26843

                     Nortia Capital Partners, Inc.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

               Nevada                            65-0913582
 ------------------------------         -------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

    400 Hampton View Court, Alpharetta, Georgia           30004
    -------------------------------------------         --------
     (Address of principal executive offices)          (Zip Code)


                             (770) 777-6795
          --------------------------------------------------
         (Registrant's telephone number, including area code)



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

       Yes [ ]                        No [X]

    As of December 10, 2005, there were approximately 24,951,639 shares of common stock, $0.001 par value, issued and outstanding.

                       Nortia Capital Partners, Inc.
                             Form 10-Q Index
                            October 31, 2005


                                                                     Page
                                                                     ----
Part I-Financial Information

Item 1. Financial Statements                                           2

        Balance Sheet at October 31, 2005 (Unaudited)                  3

        Statement of Operations for the Three and Six Months Ended
          October 31, 2005 and 2004 and for the period from
          May 1, 2003 (inception of development stage) to
          October 31, 2005 (Unaudited)                                 4

        Statement of Cash Flows for the Six Months Ended
          October 31, 2005 and 2004 and for the period from
          May 1, 2003 (inception of development stage) to
          October 31, 2005 (Unaudited)                                 5

        Schedule of Changes in Net Assets for the Six
          Months ended October 31, 2005 (Unaudited)                    6

        Schedule of Investments at October 31, 2005 (Unaudited)        7

        Notes to Financial Statements (Unaudited)                      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           26

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                   37

Item 4. Controls and Procedures                                       37

Part II-Other Information

Item 1. Legal Proceedings                                             38

Item 1A. Risk Factors                                                 38

Item 2. Unregistered Sales of Equity Securities and Use
        of Proceeds                                                   47

Item 3. Defaults upon Senior Securities                               47

Item 4. Submission of Matters to a Vote of Security Holders           47

Item 5. Other Information                                             48

Item 6. Exhibits                                                      48

Signatures                                                            49

                               PART I
                       FINANCIAL INFORMATION



Item 1-Financial Statements

                   Nortia Capital Partners, Inc.
                   (A Development Stage Company)
                       At October 31, 2005
                          Balance Sheet
                           (Unaudited)


                             ASSETS
                             ------
Current Assets
Cash                                                  $    18,615
                                                      -----------

Total Current Assets                                       18,615
                                                      ===========

Total Assets                                               18,615
                                                      -----------
                           LIABILITIES
                           -----------
Current Liabilities
Accounts payable                                           25,014
Accrued expenses                                           84,665
                                                      -----------

Total Current Liabilities                                 109,679
                                                      ===========

Net Assets                                            $   (91,064)
                                                      ===========

                  STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------
Common stock, $0.001 par value, 50,000,000 shares
authorized 22,897,254 shares issued and outstanding        22,897
Common stock issuable, 4,054,900 shares                     4,054
Additional paid in capital                              5,594,014
Accumulated deficit                                       (12,398)
Deficit accumulated during development stage           (5,674,131)
                                                      -----------
                                                          (65,564)

Less: Deferred consulting                                 (25,500)
                                                      -----------

Total Stockholders' Equity (Deficit)                      (91,064)
                                                      ===========

Total Liabilities and Stockholders' Equity (Deficit)  $    18,615
                                                      ===========

Net Asset Value Per Share                             $     (0.01)
                                                      ===========



              See accompanying notes to financial statements.

                        Nortia Capital Partners, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)


                                Post Election  Pre Election    Post Election   Pre Election
                                as a Business  as a Business   as a Business   as a Business
                                 Development    Development     Development     Development     Period from
                                   Company        Company       Company           Company       May 1, 2003
                            -----------------------------------------------------------------
                                   Three          Three            Six              Six        (Inception of
                                Months Ended   Months Ended    Months Ended    Months Ended  Development Stage) to
                                  Oct. 31,       Oct. 31,        Oct. 31,        Oct. 31,         Oct. 31,
                                    2005           2004            2005           2004              2005
                            --------------------------------------------------------------------------------------
Revenues                       $         -    $    93,699    $         -      $   153,699      $   300,000

Operating Expenses
General and administrative         109,845         19,035        203,941           54,924          475,853
Provision for accounts
   receivable                            -              -              -                -                -
Bad debt                                 -              -              -                -            1,625
Rent                                 1,218         15,557         13,295           15,557           52,295
Consulting                          71,724          9,765        108,580           15,915          750,422
Compensation                       203,411         45,700        333,171           46,700          892,960
Debenture penalty                        -          2,175              -            2,175           11,400
Directors fees                           -            900              -            1,050          237,150
Interest expense                   (17,500)         8,752              -           15,054           53,144
Impairment of investments                -          3,250              -            3,250           48,581
Professional                       157,807         83,140        245,305           83,640          452,924
                            ------------------------------------------------------------------------------
Total Operating Expenses           526,505        188,274        904,292          238,265        2,976,354
                            ------------------------------------------------------------------------------

Loss from Operations              (526,505)       (94,575)      (904,292)         (84,566)      (2,676,354)

Other Income (Expense)
Loss on sale of available for
   sale securities                       -              -              -          (64,738)         (64,738)
Loss on conversion of debt               -              -              -                -       (2,738,559)
Other than temporary loss on
   for sale securities                   -        (96,699)             -         (195,000)        (195,000)
Other income                             -          4,500              -            4,500            4,568
Interest income                        127              1            338               42              349
                            ------------------------------------------------------------------------------

Total Other Income (Expense)           127        (92,198)           338         (255,196)      (2,993,380)
                            ------------------------------------------------------------------------------

 Net Loss Before Income Taxes  $  (526,378)   $  (186,773)   $  (903,954)     $  (339,762)     $(5,669,734)
                            ==============================================================================
Income tax expense                       -              -              -                -           (4,397)

Net Loss                       $  (526,378)   $  (186,773)   $  (903,954)     $  (339,762)     $(5,674,131)
                            ==============================================================================
Comprehensive Loss
Unrealized loss on available
   for sale securities                   -              -              -         (182,758)               -
                            ------------------------------------------------------------------------------

Total Comprehensive Loss       $  (526,378)   $  (186,773)   $  (903,954)     $  (522,520)     $(5,674,131)
                            ==============================================================================
Net Loss Per Share - Basic
   and Diluted                 $     (0.02)   $     (0.01)   $     (0.04)     $     (0.03)     $     (0.41)
                            ==============================================================================
Weighted Average Shares         26,560,812     12,713,044     26,181,470       11,404,120       13,843,817
                            ==============================================================================



              See accompanying notes to financial statements

                    Nortia Capital Partners, Inc.
                     (A Development Stage Company)
                        Statement of Cash Flows
                             (Unaudited)

                                                      Post Election       Pre Election
                                                      ----                ---
                                                      as a Business       as a Business
                                                      Development         Development          Period from
                                                       Company              Company            May 1, 2003
                                                      ---------------------------------
                                                         Six                  Six             (Inception of
                                                      Months Ended        Months Ended     Development Stage) to
                                                       Oct. 31,              Oct. 31,            Oct. 31,
                                                         2005                  2004               2005
                                                      ---------------------------------    -----------------------
Cash Flows From Operating Activities:
Net loss                                              $  (903,954)        $  (339,762)        $(5,674,131)
Adjustments to reconcile net income (loss)
   to net cash used in operations:
 Debenture issued for legal services                            -                   -               5,000
 Contributed services expense                               4,400                   -               4,400
 Bad debt expense                                               -                   -               1,625
 Impairment of investments                                      -               3,250              48,581
 Debenture issued for consulting services                       -               7,000               7,000
 Loss on sale of available for sale securities                  -              64,738              64,738
 Other than temporary loss on available for
    sale securities                                             -             195,000             195,000
 Compensation related to conversion of debt                     -                   -               2,000
 Loss on conversion of debt                                     -                   -           2,738,559
 Transfer of available for sale securities
    for consulting services                                     -               2,100               2,100
  Provision for accounts receivable                             -                   -                   -
 Common stock issued for compensation                           -               2,950             356,000
 Common stock issued for directors fees                         -               1,050             237,150
 Common stock issued for consulting services                    -               4,065             128,565
 Common stock issued for legal services                         -                 100              10,000
 Amortization of deferred consulting                       61,200                   -             559,900
 Common stock based revenue                                     -            (153,699)           (300,000)
 Changes in operating assets and liabilities:
  Decrease in prepaid expenses                                  -                   -                 540
  Increase in other receivable                                  -              (6,500)             (6,500)
  Increase in employee receivable                               -              (8,128)                  -
  Increase (decrease) in accounts payable                 (62,157)              6,500             (38,315)
  Increase in due to related party                              -               2,500                   -
  Increase in accrued expenses                             30,503              25,899             143,679
                                                      ---------------------------------    -----------------------
Net Cash Used In Operating Activities                    (870,008)           (192,937)         (1,514,112)
                                                      ---------------------------------    -----------------------
Cash Flows From Investing Activities:
  Purchase of available for sale securities                     -                   -             (49,948)
  Proceeds from sale of available for sale securities           -              14,405              14,405
                                                      ---------------------------------    -----------------------
Net Cash Provided By (Used In) Investing Activities             -              14,405             (35,543)
                                                      ---------------------------------    -----------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of promissory notes                    -                   -             188,000
  Proceeds from sale of common stock                      876,920                   -             963,270
  Proceeds from issuance of debentures                          -             197,000             417,000
                                                      ---------------------------------    -----------------------
Net Cash Provided By Financing Activities                 876,920             197,000           1,568,270
                                                      ---------------------------------    -----------------------

Net Increase in Cash                                        6,912              18,468              18,615
                                                      ---------------------------------    -----------------------

Cash at Beginning of Period                                11,703               8,764                   -
                                                      ---------------------------------    -----------------------
Cash at End of Period                                 $    18,615         $    27,232         $    18,615
                                                      =================================    =======================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid during the period for:
Interest                                              $         -                   -         $         -
                                                      =================================    =======================
Taxes                                                 $         -                   -         $         -
                                                      =================================    =======================
Supplemental Disclosure of Non-Cash Investing
-----------------------------------------------
and Financing Transactions:
---------------------------

Debenture issued for available-for-sale securities    $         -         $         -         $    75,000
Unrealized losses on available-for-sale securities              -            (182,758)                  -
Recapitalization of accounts payable                            -                   -              63,330
Common stock issuable for conversion of
   debentures and accrued interest                              -                   -             552,235
Common stock issuable for conversion of promissory
   notes and accrued interest                                   -                   -             192,927
Common stock issued for conversion of
   preferred stock                                            300                   -                 300





           See accompanying notes to financial statements

                   Nortia Capital Partners, Inc.
                   (A Development Stage Company)
                 Statement of Changes in Net Assets


                                                       Six
                                                    Month Ended
                                                   Oct. 31, 2005
                                                   -------------

Decrease in net assets from operations:
Net operating losses                             $       (903,954)
                                                 ----------------

Net decrease in net assets from operations               (903,954)

Common Stock transactions                                 876,920
Common stock expense for officer not being paid             4,400
Amortization of deferred consulting                        61,200
                                                 ----------------
Total increase in Net Assets                               38,566

Net Assets:
Beginning of Period                                      (129,629)
                                                 ----------------
End of period                                    $        (91,064)
                                                 ================


              See accompanying notes to financial statements

                        Nortia Capital Partners, Inc.
                        (A Development Stage Company)
                           Schedule of Investments
                           At October 31, 2005
                               (Unaudited)


                                                                                Percentage of
                                                                  Title of      Class Held on    At Oct. 31, 2005
      Portfolio                                                Securities Held  a Fully Diluted    ----------------
       Company                             Industry                By The           Basis        Cost  Fair Value
                                                                   Company
-------------------------------------------------------------------------------------------------------------------
Investments - (1) (2)
-------------------------------------------------------------------------------------------------------------------
Avix Technologies, Inc. (3)                  Telecom             Common Stock      11%          $    43,706  $  -
-------------------------------------------------------------------------------------------------------------------
Universal Capital Management, Inc. (3)  Business Development     Common Stock       1%                1,625     -
                                              Company
-------------------------------------------------------------------------------------------------------------------
BF Acquisition Group V, Inc. (3)              Shell              Common Stock      10%                1,625     -
-------------------------------------------------------------------------------------------------------------------
Total Investments - Minority Owned
Other Non-Controlled Affiliates                                                                      46,956     -
-------------------------------------------------------------------------------------------------------------------
BF Acquisition Group III, Inc. (3)            Shell              Common Stock       3%                1,625     -
-------------------------------------------------------------------------------------------------------------------
Total Investments - Unaffiliated Issuers                                                              1,625
-------------------------------------------------------------------------------------------------------------------
                                                                                                          -     -
-------------------------------------------------------------------------------------------------------------------
Total Investments                                                                               $    48,581  $  -
-------------------------------------------------------------------------------------------------------------------

Total Investments                                                                                    48,581     -

Unearned Income                                                                                           -     -

Total Investments, net of Unearned Income                                                       $    48,581  $  -


(1) Minority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own less than 50% of the voting securities of the company. If we own between 25% and 50% of the issuer, it is presented as minority-owned controlled companies, if between 5% and 25%, it is presented as minority-owned other affiliates.

(2) All common stock is in inactive or non-income producing and restricted at the period end.

(3)   Public company.




                 See accompanying notes to financial statements

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)




Note 1.   Basis of Presentation
--------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

These unaudited financial statements should be read in conjunction with Nortia Capital Partners, Inc.'s ("Nortia", "we", "us", "our", or the "Company") audited financial statements and notes thereto for the year ending April 30, 2005 included in the Company's Form 10-K filed with the SEC on November 23, 2005.

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" because the Company elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (the "1940 Act"), effective January 4, 2005 (see Note 2).

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Portfolio investments are held for purposes of deriving investment income and/or future capital gains.

The results of operations for the six months ended October 31, 2005 reflect the Company's results subsequent to our election to be treated as a BDC. The results of operations for the six months ended October 31, 2004 reflect our results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for 2005 are different from 2004 and, therefore, the financial position and results of operations of this period is not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes. See Notes to the financial statements included elsewhere in this Form 10-Q.

On February 17, 2005, the Company announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split was February 28, 2005 and the pay date was March 3, 2005. In accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying financial statements for all share and per share data.

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii)

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


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

Note 2.   Nature of Operations and Summary of Significant Accounting Policies
-----------------------------------------------------------------------------

Nature of Operations

The Company is an Atlanta-based BDC that provides debt and equity investment capital to companies in a variety of industries which it believes present opportunities for superior performance through liquidity events, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations.

On January 4, 2005, we filed a Form N-54A with the SEC and elected to be treated as a BDC under the 1940 Act. Prior to our BDC election, we were in the start-up phase of operations and generally had a dormant operating history.

We have generally operated as a development stage company during the periods covered by this report since we have not generated significant revenue from our business plan.

We currently intend, as soon as practicable after qualification, to elect to be treated for federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. No assurance can be provided that the Company will meet the requirements for election as a RIC in the near future or ever. If we were to qualify for, and elect to be treated as a RIC, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to certain recognized built-in gains.

Pre-BDC Organizational History

We were formerly organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek opportunistic business partners or acquisition candidates. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses.

During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage, raised additional capital and recommenced preparations to implement our business plan.

Effective August 2, 2004, we changed our name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a Definitive Share Exchange Agreement (the "Exchange Agreement") with Global Life Sciences, Inc., a publicly traded Nevada corporation ("Global"), whereby it was contemplated that we would become a wholly owned subsidiary of Global. On December 2, 2004, the Exchange

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


Agreement was consummated and, pursuant to its terms, we became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). On December 3, 2004, we were merged with and into Global. Subsequent to the recapitalization, Global changed its name to "Nortia Capital Partners, Inc."

Post-BDC Operations

On January 4, 2005, the Board of Directors of the Company determined that it was in the best interest of the Company and its shareholders to file an election to be treated as a BDC under the 1940 Act. As a result of its new status as a BDC, the Company plans to provide capital and advisory services for liquidity events, management buyouts, recapitalizations, and the growth and capital needs of emerging and growth companies.

The Company currently expects to invest in emerging and development-stage micro-cap companies that intend to be listed on US equity markets, including the OTC Bulletin Board, but which lack the necessary capital and depth of management to expand their businesses.

The Company's investment objective is to generate both capital appreciation and, to a lesser extent, current income from its investments. In order to achieve this objective, we currently intend to invest in public and private companies in a wide array of industries, including manufacturing, distribution, and service industries, throughout the United States. We may also invest to a limited extent in selected foreign companies, to the extent that such investments are consistent with the limitations on such investing by BDCs under the 1940 Act. Furthermore, we plan to target emerging growth companies that have an executable business plan for growth and a well-managed infrastructure. Portfolio investments are held for purposes of deriving investment income and future capital gains.

We also expect to provide diligence and structuring services on private finance transactions, as well as provide structuring, transaction, management, consulting and other services to portfolio companies in which we invest.

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

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2005.

Stock-Based Compensation

Prior to its election as a BDC, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148") which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees in exchange for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Value of Investments

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


Revenue Recognition

Prior to its election as a BDC, the Company recognized revenues in accordance with the guidance in the SEC Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonably assured. The Company followed EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

Revenues from current and future activities as a BDC which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies."

Fee income includes fees for services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Diligence, structuring and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

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

As of October 31, 2005, the Company is currently treated as a corporation for federal income tax purposes, and hence is subject to corporate level taxation. However, we currently intend, as soon as practicable after qualification, to elect to be treated for federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. No assurance can be provided that the Company will meet the requirements for election as a RIC in the near future or ever. If we were to qualify for, and elect to be treated as a RIC, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to certain recognized built-in gains.

Income (Loss) per Common Share

Basic earnings per share ("EPS") are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


The Company previously announced that its Board of Directors had approved a two-for-one stock split of its common shares. The record date for the split was February 28, 2005 and the pay date was March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the accompanying financial statements for all share and per share data.

At October 31, 2005, there were warrants to purchase 875,700 shares of common stock outstanding which may dilute future earnings per share.

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

Note  3.     Going Concern
--------------------------

As reflected in the accompanying financial statements, the Company had a net loss of $903,954 and net cash used in operations of $870,008 for the six months ended October 31, 2005. Additionally, the Company has an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $5,674,131 and stockholders' deficit of $91,064 at October 31, 2005.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan as a BDC, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating future revenues as a BDC primarily through direct investments in private companies and other start-up companies, as well as through opportunities provided by turnaround companies and companies seeking liquidity events. Additionally, we will provide fee based business expertise through both in-house and contract consultants.

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

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)

We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of additional securities to be determined.

Note  4.     Investments
------------------------

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

In April 2004, we purchased 5,000 shares of freely trading common stock for $6,243 in Global. In accordance with FAS 115, we recorded the 5,000 shares of common stock as "available-for-sale" securities, a current asset and the resulting $2,243 unrealized loss at April 30, 2004 was classified as a separate component of stockholders' equity - accumulated other comprehensive income.

In May 2004, we transferred 7,500 of these shares to a third party for payment of public relations services rendered to Global. The fair market value of the stock on the transfer date was $0.28 per share or $2,100 and the Company recorded this amount as a consulting expense and recorded a $3,525 loss on the disposal of the securities.

In June and July of 2004, we sold the remaining 97,500 shares and received $14,405 of proceeds and recognized a $64,738 loss on the sale of the securities. As a result of the transfer and sale of the above securities, we have reversed the previously discussed $5,000 unrealized gain and $2,243 unrealized loss that were recorded at April 30, 2004.

In April and May 2004, we paid $6,500 for professional services for four companies and recorded a $1,625 receivable from each company. In July 2004, we agreed to receive 75,000 shares of common stock from one of these companies instead of the cash due of $1,625. In September 2004, we agreed to receive 100,000 shares of common stock from a second of these companies instead of the cash due of $1,625. In November 2004, we agreed to receive 100,000 shares of common stock from a third of these companies instead of the cash due of $1,625. The remaining $1,625 from the final company is not collectible. All of these companies have a limited operating history and have a stockholders' deficiency. Consequently, there is no practical way to value the common stock and we recorded an impairment loss for the entire $4,875 in our statement of operations for the year ended April 30, 2005. Previously, the remaining $1,625 for the fourth and final company was recorded as other receivable. However, we have determined that the receivable is not collectible and recorded $1,625 of bad debt expense in our statement of operations for the year ended April 30, 2005.

In September 2003, we entered into a consulting contract with Global (See
Note 5 - Indebtedness). We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of its common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve
(12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the twelve months ended April 30, 2004, we recorded $146,301 of the consulting fees as revenue and recorded $153,699 of consulting fees as revenue during the six months ended October 31, 2004 and had earned a total of $300,000 or 100% of the consulting fees from the inception of the contract as of October 31,

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)

2004. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date. In accordance with FAS 115, we recorded the restricted shares as "available-for-sale" securities, a non-current asset and the resulting unrealized gain of $180,000 at April 30, 2004 was classified in a separate component of stockholders' equity - accumulated other comprehensive income.

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

On October 15, 2004, the Company entered into an Exchange Agreement with Global. On December 2, 2004, the Exchange Agreement was consummated and pursuant to the terms of the Exchange Agreement, the Company became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). As a result of the transaction, the Board has retired the shares and the investment held by the Company in Global has been eliminated.

In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of Avix Technologies, Inc., a publicly held company that emerged from bankruptcy under Chapter 11 of the federal bankruptcy code. There is a minimal active trading market for the shares and the company is in the process of developing its primary product to offer to the market but has not achieved this progress as of the date of the accompanying financial statements. Accordingly, we have recorded an impairment loss in fiscal year 2004 for the entire $43,706, which is classified as impairment of investments in the accompanying financial statements.

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. As of October 31, 2005 this transaction had not yet been consummated. Management anticipates that following the completion of transactions contemplated by the Share Exchange Agreement, the Company will register (or cause to be registered) and distribute as a special dividend to the stockholders of the Company, substantially all of the Company's shares in the Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design,

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)

module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

The following represents information about securities held with loss positions as of October 31, 2005 (there were no securities held with loss positions as of October 31, 2004):


Securities in loss
------------------
positions less than        Aggregate        Aggregate Fair
-------------------        ---------        --------------
   12 months:           Unrealized Losses       Value
   ----------           -----------------       -----

Equity securities          $    48,581         $       -
                           ===========         =========

Note  5.     Indebtedness
-------------------------

From May 2003 through January of 2005, we received $417,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms were interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, at the option of the Company, the debenture holders were granted the option of exchanging the debenture into common stock of the Company at an exchange rate of twenty-five cents ($0.25) per share.

We have evaluated the debenture to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 00-27. We have determined that the debentures are not a convertible instrument in that the potential conversion feature outlined in the debentures was not binding and solely at the option of the Company.

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

At January 31, 2005, we had $504,000 of ten percent (10%) debentures
outstanding.   Utilizing an effective date of April 15, 2005, the entire
$504,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. Additionally, an amount equal to twenty percent (20%) of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five percent (5%) for any default that
occurs.   As a result of the debenture exchange, we recorded 2,419,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $2,104,285 in the accompanying statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering (See Note 7 - Stockholders Deficiency).

From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)



note terms are interest at ten percent (10%) per annum, payable ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $634,273 in the accompanying statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering (See Note 7 - Stockholders Deficiency).


Note 6.     Recapitalization
----------------------------

On October 15, 2004, we entered into an Exchange Agreement with Global, whereby it was contemplated that we would become a wholly owned subsidiary of Global. On December 2, 2004, the Exchange Agreement was consummated and, pursuant to its terms, we became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company. On December 3, 2004, we were merged with and into Global. Subsequent to the recapitalization, Global changed its name to "Nortia Capital Partners, Inc." Pursuant to the terms of the Exchange Agreement, the shareholders of the Company received an aggregate of 17,350,000 newly issued shares of Global common stock, which represented a one-for-one share exchange of the Company's stock for Global stock (the "Transaction"). Immediately after giving effect to the Transaction, there were 20,777,344 shares of common stock outstanding, approximately 84% of which are held by the Company's current shareholders. Accordingly, since the Company's shareholders obtained voting and management control, this transaction was treated as a recapitalization of the Company. The Company also assumed net liabilities of Global, which was a legal obligation in the amount of $63,330, which was recorded as accounts payable and subsequently paid.

As a result of the recapitalization, the Company is deemed to have issued 3,427,254 shares of common stock to the original shareholders of Global (See
Note 7 - Stockholders' Equity (Deficiency)). The net effect of the transaction is a credit to common stock of $3,427, credit to preferred stock of $300 and a debit to additional paid in capital for $172,057, which in total consists of the $63,330 assumed liability discussed previously and $105,000 for the cancellation of common stock held by the Company in Global. The financial statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of Global from the Transaction Date.

Previously in September 2004, a prior asset purchase and sale agreement between Global and another unrelated entity was rescinded making Global an inactive public shell. All liabilities and obligations of Global except the $63,330 of accounts payable discussed above were assigned to a prior officer of Global, pursuant to a mutual rescission agreement.

At April 30, 2005, there were 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under the mutual rescission agreement. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at July 31, 2005. As of October 31, 2005, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


Note 7.     Stockholders' Deficiency
------------------------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 22,897,254 were issued and outstanding at October 31, 2005. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 4,054,900 shares that are issuable at October 31, 2005. Including issuable shares, we have 26,952,154 shares outstanding and issuable as of October 31, 2005.

We were previously authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at July 31, 2005. In September 2005, such shares were converted into an aggregate of 600,000 post-split Common Shares and the authorization for Series A Preferred Stock has been cancelled. Accordingly, at October 31, 2005, the Company had no preferred stock outstanding.

Common Stock
------------

In March 2004, we granted 4,300,000 shares of our common stock for compensation and board fees to two individuals. At the time of grant, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.04 per share, valued on the grant date and expensed immediately as $160,000 of compensation expense and $12,000 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and were recorded as Common Stock Issuable. In September 2004, the shares were issued and have been reclassed from Common Stock Issuable to Common Stock.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twelve (12) months and the consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand (240,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 20,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested and were issued by the Company. From August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005. Of the 270,000 shares that were issued as of July 31, 2004 as discussed above, at the time of the issuance, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.015 per share, thus the 270,000 shares issued as of July 31, 2004 were valued on the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. Of the additional 60,000 shares issued between August 1, 2004 and January 31, 2005 as discussed above, 30,000 shares were issued during the three months ended October 31, 2004 and valued at a nominal value of $0.0005 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


be used. The other 30,000 shares vested during the three months ended January 31, 2005 were valued based upon the measurement date of December 31, 2004 at a value of $0.505 per share and the Company has recorded $30,000 of consulting expense in the statement of operations for the three months ended January 31, 2005. These 30,000 shares were issuable as of January 31, 2005 and were issued by the Company's transfer agent in March 2005. In February, the remaining 150,000 shares were issued and valued at $0.73 per share, the fair market value on the grant date of February 11, 2005 and the Company has recorded $109,500 of consulting expense in the accompanying Statement of
Operations.   These 150,000 shares were not issued as of October 31, 2005 and have been recorded as Common Stock Issuable.

In June 2004, we granted 2,300,000 shares of our common stock for compensation and board fees to our new President. At the time of grant, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares. However, based upon this analysis, the net asset value was a negative number and could not be utilized. The Company determined that a nominal value should be utilized and the valuation is $0.0005 per share, valued on the grant date and expensed immediately as $1,000 of compensation expense and $150 of directors fees as there was no formal employment agreement or stated term.

In October 2004, we granted 3,900,000 shares to our executive officers as compensation, comprised of 1,500,000 to our Chief Executive Officer, 1,200,000 to our President and 1,200,000 to our Chief Financial Officer. At the time of grant, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $195,000 of compensation.

In October 2004, we granted 1,000,000 shares to our Board of Directors as fees for their services, comprised of 200,000 share issuances to five individuals. At the time of grant, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $50,000 of director fees.

In October 2004, we granted 800,000 shares to our Advisory Board members as fees for their services, comprised of 200,000 share issuances to four individuals. At the time of grant, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize $0.05 per share, the valuation utilized for preferred shares issued for director services on the same date (see Issuances of Preferred Stock below). As a result, the Company has expensed immediately $40,000 of director fees.

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

In November 2004, we granted 450,000 shares of our common stock to a group for consulting services. The shares were valued at $0.505 per share, the closing stock price on the grant date of November 1, 2004, and we recorded

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


$227,025 of deferred consulting, as the term of the consulting agreement was one year. Subsequently, the agreement was terminated and we have recorded the entire $227,025 of deferred consulting as consulting expense in the accompanying Statement of Operations. The 450,000 shares had been recorded common stock issuable at January 31, 2005 were subsequently issued by the Company's transfer agent in March 2005.

In December 2004, we granted 250,000 vested shares of our common stock to a new member of our Board of Directors as a fee for their service. The shares were valued at $0.54 per share, the closing price on the grant date of December 6, 2004, and we expensed immediately $135,000 of director fees.

As a result of the recapitalization discussed previously, the Company recorded 3,427,254 shares of common stock as a deemed issuance to the original shareholders of Global (See Note 6 - Recapitalization).

In January 2005, we granted 240,000 shares of our common stock to an individual for consulting services. The shares were valued at $0.51 per share, the closing stock price on the grant date of January 19, 2005, and we recorded $122,400 of deferred consulting, as the term of the consulting agreement was one year. As of October 31, 2005, we recorded $61,200 of amortization expense related to the deferred consulting resulting in an unamortized deferred consulting balance of $56,100. The shares have not been issued as of October 31, 2005 and have been recorded as Common Stock Issuable in the accompanying financial statements.

In February 2005, we granted 150,000 shares of our common stock to a group for consulting services. The shares were valued at $0.73 per share, the closing stock price on the grant date of February 11, 2005, and we recorded $109,500 of deferred consulting, as the term of the consulting agreement was one year. The consulting agreement specified that up to 450,000 shares would be issued for services provided, based upon the fair market value of $0.73 per share on February 11, 2005. Subsequently, the Company and the consultant agreed to terminate the contract and no additional shares will be issued to the consultant. As a result of the agreement termination, the entire $109,500 of deferred consulting has been recorded as amortization expense in the fiscal 2005 financial statements. Additionally, the 150,000 shares had not been issued as of October 31, 2005 and have been recorded as Common Stock Issuable in the accompanying financial statements.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through October 31, 2005, the Company had received $963,270 of proceeds from the issuance of the Units, representing 875,700 shares of common stock and 875,700 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the six months ended October 31, 2005, the Company received $876,920 of net proceeds from the issuance of the Units, representing 797,200 shares of common stock and 797,200 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying financial statements as of October 31, 2005.

The Company had 30,000 common shares held as treasury stock at April 30, 2005 which had an original cost basis of zero. These shares were retired in May 2005.

In June 2005, the Company filed a registration statement on Form S-8 with the SEC for the registration of 250,000 shares of the Company's $0.001 par value common stock at an issuance price of $1.00 per share. In July 2005, 125,000

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)



of these shares were issued as compensation for services to our Chief Executive Officer and 125,000 shares were issued for services to our President. In August 2005, it was determined that these shares may not have been validly granted per the requirements of the 1940 Act. Accordingly, the Company is in the process of rescinding these shares.

In September 2005, the Company issued 600,000 post-split shares of common stock from the conversion of 300,000 shares of Series A Preferred Stock.

Preferred Stock
---------------

In relation to the recapitalization discussed previously, each newly appointed officer of the Company received 100,000 shares of convertible Preferred A stock upon their appointment, which occurred approximately 10 days prior to the December 2, 2004 effective date. Each share of this preferred stock is convertible into two (2) shares of common stock at the option of its holder at any time, except that such shares shall convert automatically on the date that is two years from the preferred stock's date of issuance (the "Mandatory Conversion Date"). Each Preferred A Share has voting rights equivalent to ten (10) times the number of shares of common stock into which each such Preferred A Share shall convert, and are entitled to a dividend on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Each Preferred A Share has a liquidation preference equal to $.10.

As a result of the recapitalization, the Company issued 300,000 shares of Series A Preferred Stock. In September 2005, the Company issued 600,000 post-split shares of common stock from the conversion of the 300,000 shares of Series A Preferred Stock discussed above. Additionally, the authorization for Series A Preferred Stock has been cancelled. Accordingly, at October 31, 2005, the Company had no preferred stock outstanding.

Warrants
--------

As discussed previously, in April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consists of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through October 31, 2005, the Company had received $963,270 of proceeds from the issuance of the units, representing 875,700 shares of common stock and 875,700 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the six months ended October 31, 2005, the Company received $876,920 of net proceeds from the issuance of the units, representing 797,200 shares of common stock and 797,200 two-year warrants to purchase common stock at $2.00 per share. The warrants become exercisable at the closing date of the private placement offering which has not occurred as of the date of this report.

The following table summarize activity related to warrants during the six months ended October 31, 2005:

                             Number of Shares        Weighted Average
                             ----------------        ----------------
                                                      Exercise Price
                                                      --------------

Balance at April 30, 2005            78,500            $     2.00
  Granted                           797,200                  2.00
  Exercised                               -                     -
  Forfeited                               -                     -
                                 ----------            ----------
Balance at October 31, 2005         875,700            $     2.00
                                 ==========            ==========

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)


All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.
The terms of warrants to purchase our common stock are summarized below:


--------------------Warrants Outstanding---------Warrants Exercisable-----

                                     Weighted
                                     Average     Weighted                   Weighted
                       Number       Remaining    Average      Number        Average
Range of Exercise  Outstanding at  Contratual    Exercise  Exerciseable at  Exercise
      Prices        Oct. 31, 2005      Life        Price    Oct .31, 2005

-------------------------------------------------------------------------------------
       $2.00            875,700    2.00 years      2.00           0            $2.00




Note 8.     Commitments and Contingencies
-----------------------------------------

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The matters below may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Quarterly Report. The outcome of the matters below could have a significant impact on our ability to continue as a going concern.

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

The Company has not filed required payroll tax reports with applicable state and federal authorities as required. Accordingly, the Company may be subject to penalties and fines and no adjustment has been made in the accompanying financial statements for this uncertainty. However, $84,665 has been accrued as payroll taxes payable. The Company is currently completing these reports and anticipates that they will be finalized in the near future.

We currently intend, as soon as practicable after qualification, to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code, although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. If we qualify and do elect RIC treatment, in order to maintain status as an RIC and obtain the federal income tax benefits of such status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution.

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

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)



In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940. Accordingly, our ability to elect RIC treatment may be delayed indefinitely. No assurance can be provided that the Company will meet the requirements for election of RIC treatment in the near future or ever. Additionally, if we were to elect and meet such requirements for RIC treatment, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to certain recognized built-in gains.

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

The Company granted and issued common stock for consulting services to third parties both before and after its election as a BDC on January 4, 2005. Certain of these consulting arrangements may not be in compliance with provisions of the 1940 Act applicable to BDCs. Management is taking action to remedy any such potential violations which may exist including termination of certain consulting agreements and the attempt to reacquire and cancel shares issued pursuant to such agreements. As the result of such action, the Company may incur liabilities to the consultants which management could not estimate as of the date of this Form 10-Q. The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

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

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)



been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period.

On September 1, 2005, we filed a Complaint against Mirador in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The case is styled Nortia Capital Partners, Inc., a Nevada corporation v. Mirador Consulting, Inc., a Florida corporation, Case No. 50 2005 CA 008373 XXXX MB AN. The case seeks a Declaratory Judgment from the Court declaring that Mirador is not entitled to retain any of its shares in us, and that those shares should be cancelled of record.

On November 1, 2005, Mirador filed its Answer and Affirmative Defenses to the Complaint, as well as a Counterclaim and Third Party Complaint. The essence of these pleadings is Mirador's allegation that it performed the required services under the Consulting Agreement, and that it is, therefore, entitled to retain its shares in us and to receive $10,000.00 due to it under the Consulting Agreement. Mirador also claims other unspecified damages due to our refusal to issue Mirador an original stock certificate for additional shares resulting from our stock split on or about February 28, 2005. In its Third Party Complaint, Mirador also named our President, among others, and alleged causes of action for tortuous interference with contractual rights and conspiracy with the Company in respect of such shares. Our charter and bylaws provide indemnification rights to our executive officers and directors.

We believe that all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our Complaint.

Note  9.     Related Party Transactions
---------------------------------------

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, we repaid $2,000 of these advances resulting in a balance due of $1,113 at April 30, 2004. During the three months ended July 31, 2004, we repaid $500 of these advances and during the three months ended January 31, 2004, we repaid the remaining $613. At October 31, 2005, the balance outstanding is zero.

In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and was classified in Due to Related Party. During the three months ended January 31, 2005, the $3,000 was repaid and at October 31, 2005, the balance is zero.

At January 31, 2005, we had a $26,932 receivable classified as due from related party recorded in the financial statements. This amount represented employee payroll taxes paid by the Company but not withheld from two employees, the Chief Executive Officer and the President. Subsequently, these amounts were resolved and the due from related party is zero.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by an officer/director free of charge - (See
Note 8 - Commitments and Contingencies).

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)



Note 10.     Financial Information
----------------------------------

Following is a schedule of financial highlights for the six months ended October 31, 2005, during which period the Company operated as a BDC:

                                                           Six
                                                       Months Ended
                                                     October 31, 2005
Per Share Data:                                      ----------------

Net Asset Value at Beginning of Period (1)           $      (0.01)

Net Loss (2)                                                (0.03)
Common Stock Transactions (2)                                0.03
Amortization of Deferred Consulting (2)                      0.00
                                                     ----------------
Net increase in Stockholders Deficiency                      0.00
                                                     ----------------

Net Asset Value at End of Period                     $      (0.01)
                                                     ================

Per Share Market Value at End of Period              $       2.04
Total Return (2) (3)                                          41%
Common Stock Outstanding and Issuable at
   End of Period                                       26,952,154

Ratio/Supplemental Data:
Net Assets at End of Period                           $   (91,064)
Ratio of Operating Expenses to Net Assets                    988%
Ratio of Net Operating Loss to Net Assets                    988%

--------------------------------------------------------------------------
(1) Based on Total Shares Outstanding and Issuable at beginning of period.
(2) Based on Total Shares Outstanding and Issuable at end of period
(3) Total return equals the increase of the ending market value over the April 30, 2005 price of $1.45 per share, divided by the beginning price.


Note 11.     Concentration of Risk
----------------------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

During fiscal year 2005 and 2004, all revenues received by the Company prior to its election as a BDC were derived from one customer. As a result, the Company was subject to significant risks resulting from its reliance on revenues from a single source. To the extent that the Company relies on a single customer, or only a few customers in the future, its operations and financial results of the Company could be materially impacted by the loss of one, or more of such customers.

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                           At October 31, 2005
                              (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended April 30, 2005.

This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

    * economic downturns or recessions may impair our portfolio companies' performance;

    * a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

    * the risks associated with the possible disruption in the Company's operations due to terrorism;

    * future changes in laws or regulations and conditions in our operating areas; and

    * the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

Overview

Nortia Capital Partners, Inc. ("Nortia", "we", "us", "our", or the "Company") is an Atlanta-based finance company that provides debt and equity investment capital to companies in a variety of industries which it believes present opportunities for superior performance through liquidity events, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. On January 4, 2005, we filed our election to be treated as business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act").

We currently intend, as soon as practicable after qualification, to elect to be treated for federal income tax purposes as a RIC, although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. No assurance can be provided that the Company will meet the requirements for election of RIC treatment in the near future or ever.

Prior to our election as a BDC, we were formerly organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek opportunistic business partners or acquisition candidates. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses.

During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage, raised additional capital and recommenced preparations to implement our business plan.

On October 15, 2004, we entered into a Definitive Share Exchange Agreement (the "Exchange Agreement") with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation whereby it was contemplated that we would become a wholly owned subsidiary of Global. On December 2, 2004, the Exchange Agreement was consummated and, pursuant to its terms, we became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). On December 3, 2004, we were merged with and into Global. Subsequent to the recapitalization, Global changed its name to "Nortia Capital Partners, Inc."

As a result of our new status, the Company planed to provide capital and advisory services for liquidity events, management buyouts, recapitalizations, and the growth and capital needs of emerging and other growth companies.

Plan of Intended Operations

The Company currently expects to invest in emerging and development-stage micro-cap companies that intend to be listed on US equity markets, including the OTC Bulletin Board, but which lack the necessary capital and depth of management to expand their businesses.

The Company's investment objective is to generate both capital appreciation, and to a lesser extent, and current income from its investments. In order to achieve this objective, we currently intend to invest in public and private companies in a wide array of industries, including manufacturing, distribution, and service industries, throughout the United States. We may also invest to a limited extent in selected foreign companies, to the extent that such investments are consistent with the limitations on such investing by BDCs under the 1940 Act. Furthermore, we plan to target emerging growth companies that have an executable business plan for growth and a well-managed infrastructure.

We intend to make opportunistic investments in companies across a variety of industries generally having annual revenues of less than $100 million and/or a market capitalization of less than $250 million, though we may make other investments from time to time outside of these parameters. While the structure of our investments will vary, we intend to invest primarily in equity and other convertible securities of portfolio companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Generally, these companies will be undercapitalized and in need of short term bridge financing and other financial backing provided by private equity or venture capital funds or other similar financial sponsors like Nortia in order to unlock growth in their businesses. We expect that our investment capital will generally be used by our portfolio companies to finance initial public offerings, recapitalizations, management buyouts and sales, organic growth and working capital.

We expect that our investments will generally range between $25,000 and $1 million, although the investment size may vary depending on the nature of the investment, market factors, the capital needs of the company, the capital base available to the Company at the time, and other factors.

Prior to making an investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company's business and legal documentation for the investment.

In addition, as a BDC under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, from our portfolio companies. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. As of October 31, 2005 this transaction had not yet been consummated. Management anticipates that following the completion of transactions contemplated by the Share Exchange Agreement, the Company will register (or cause to be registered) and distribute as a special dividend to the stockholders of the Company, substantially all of the Company's shares in the Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

Going Concern

Our long-term viability as a going concern is dependent on certain key factors, as follows:

    * The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

    * The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

As discussed in Note 3 to our financial statements contained herein, the Company's recurring losses from operations - a net loss of $903,954 and net cash used in operations of $870,008 for the six months ended October 31, 2005, and accumulated deficit of $12,398, a deficit accumulated during the development stage of $5,674,131 and stockholders' deficit of $91,064 at October 31, 2005 - raise substantial doubt about our ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Units"). Each Unit consisted of one share of the Company's common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through October 31, 2005, the Company had received $963,270 of gross proceeds before costs of $429 from the issuance of the Units, representing 875,700 shares of common stock and 875,700 two-year warrants to purchase common stock at $2.00 per share. We have used these funds to cover our current operating expenses.

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

Critical Accounting Estimates and Policies

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the evaluation of any beneficial conversion feature for our debentures, valuation of our financial instruments, valuation of common stock for services, valuation of our investments and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
For additional information, see Note 2 "Summary of Significant Accounting Policies" in the notes to our financial statements contained in this Quarterly Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2005.

Valuation of Investments

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Valuation Allowance For Deferred Tax Assets And Liabilities

In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

Results of Operations



Financial Analysis of the Three and Six Months Ended October 31, 2005 and 2004
------------------------------------------------------------------------------

                                  Post Election  Pre Election   Post Election  Pre Election
                                  ----           ---            ----           ---
                                  as a Business  as a Business  as a Business  as a Business
                                  Development    Development    Development     Development
                                    Company        Company        Company        Company
                                ----------------------------------------------------------------
                                     Three         Three            Six            Six
                                  Months Ended   Months Ended   Months Ended   Months Ended
                                    Oct. 31,       Oct. 31,       Oct. 31,       Oct. 31,
                                      2005           2004           2005           2004
                                ----------------------------------------------------------------
Revenues                          $         -    $    93,699    $         -    $   153,699

Operating Expenses
General and administrative            109,845         19,035        203,941         54,925
Provision for accounts
   receivable                               -              -              -              -
Bad debt                                    -              -              -              -
Rent                                    1,218         15,557         13,295         15,557
Consulting                             71,724          9,765        108,580         15,915
Compensation                          203,411         45,700        333,171         46,700
Debenture penalty                           -          2,175              -          2,175
Directors fees                              -            900              -          1,050
Interest expense                      (17,500)         8,752              -         15,054
Impairment of investments                   -          3,250              -          3,250

Professional                          157,807         83,140        245,305         83,640
                                ----------------------------------------------------------------
Total Operating Expenses              526,505        188,274        904,292        238,265
                                ----------------------------------------------------------------
Loss from Operations                 (526,505)       (94,575)      (904,292)       (84,566)

Other Income (Expense)
Loss on sale of available for
   sale securities                          -              -              -        (64,738)
Loss on conversion of debt                  -              -              -              -
Other than temporary loss on
   for sale securities                      -        (96,699)             -       (195,000)
Other income                                -          4,500              -          4,500
Interest income                           127              1            338             42
                                ----------------------------------------------------------------

Total Other Income (Expense)              127        (92,198)           338       (255,196)
                                ----------------------------------------------------------------

Net Loss                          $  (526,378)   $  (186,773)   $  (903,954)   $  (339,762)
                                ================================================================

Note: All references to 2005 represent operations for the three and six months ended October 31, 2005 as a BDC and all references to 2004 represent the operations for the three and six months ended October 31, 2004 prior to becoming a BDC.

Three Months Ended October 31, 2005 Compared with Three Months Ended October
----------------------------------------------------------------------------
31, 2004
--------

Revenues:
---------

Revenue decreased $93,699, or 100%, to zero for 2005 from $93,699 for 2004. In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the three months ended October 31, 2004, we recorded $93,699 of the consulting fees as revenue. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

Operating expenses increased $338,231, or 180%, to $526,505 for 2005 from $188,274 for 2004. The increase was primarily the result of a $157,711 increase in compensation expense, a $74,667 increase in professional expenses and a $90,810 increase in general and administrative expenses. The increase in compensation expenses was primarily from salaries paid to two officers in 2005 with no corresponding payment in 2004. The increase in professional expenses was primarily from an increase in accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for professional services. The increase in general and administrative expenses was primarily from increased costs associated with operating as a BDC under the 1940 Act.

Other Income (Expense):
-----------------------

Other expense decreased $92,325 or 99% to $127 of income for 2005 from $92,198 of expense in 2004. The decrease in expense was primarily due to the fact that in 2004, we had a $96,699 other than temporary loss on available for sale securities.

Six Months Ended October 31, 2005 Compared with Six Months Ended October 31,
----------------------------------------------------------------------------
2004
----

Revenues:
---------

Revenue decreased $153,699, or 100%, to zero for 2005 from $153,699 for 2004. In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the six months ended October 31, 2004, we recorded $153,699 of the consulting fees as revenue. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

Operating expenses increased $666,026, or 280%, to $904,292 for 2005 from $238,265 for 2004. The increase was primarily the result of a $286,471 increase in compensation expense, a $161,665 increase in professional expenses and a $149,016 increase in general and administrative expenses. The increase in compensation expense was primarily from salaries paid to two officers in 2005 with no corresponding payment in 2004. The increase in professional expenses was primarily from an increase in accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for professional services. The increase in general and administrative expenses was primarily from increased costs associated with operating as a BDC under the 1940 Act.

Other Income (Expense):
-----------------------

Other expense decreased $255,533 or 99% to $338 of income for 2005 from $255,196 of expense in 2004. The decrease in expense was primarily due to the fact that in 2004, we had a $64,738 loss on available for sale securities and $195,000 other than temporary loss on available for sale securities.

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

Cash was $18,615 at October 31, 2005 as compared to $11,703 at April 30, 2005. The increase in cash was the result of $876,920 of net proceeds from the sale of common stock, offset by $870,008 of cash used in operations. The cash used in operations was primarily the result of $903,954 of net loss for the six months ended October 31, 2005.

Net assets decreased $38,566 from a net liability position of $129,629 at April 30, 2005 to a net liability position of $91,064 at October 31, 2005.

Operating Activities:  Cash used in operating activities was $870,008 for
---------------------
2005 as compared to $192,937 2004. The increase in cash used resulted primarily from the increase in the net loss.

Investing Activities:  There were no investing activities for 2005 as
---------------------
compared to cash provided by investing activities of $14,405 in 2004. In 2004, the $14,405 was proceeds from the sale of available for sale securities.

Financing Activities:  Cash flows provided by financing activities was
---------------------
$876,920 for 2005 compared to $197,000 for 2004. The increase in cash provided by financing activities was due to $876,920 of cash proceeds received by the Company from the sale of common stock in 2005 as compared to $197,000 of proceeds from the issuance of debentures in 2004.

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures, promissory notes and the sale of our common stock.

The ability to implement our business plan successfully will be heavily dependent on securing additional capital from the issuance of our common stock or through debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to our management. Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the implied market value of our common stock, and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

We obtained $876,920 of proceeds from the sale of common stock in 2005 and we have utilized these funds to meet our current obligations. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of common stock.

Debt

We had no debt outstanding at October 31, 2005.

Equity Financing

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 Units at an offering price of $1.10 per share. Each Unit consists of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. Through October 31, 2005, the Company had received $963,270 of net proceeds from the issuance of the Units, representing 875,700 shares of common stock and 875,700 two-year warrants to purchase common stock at $2.00 per share. Of these amounts, during the six months ended October 31, 2005, the Company received $876,920 of net proceeds from the issuance of the Units, representing 797,200 shares of common stock and 797,200 two-year warrants to purchase common stock at $2.00 per share. The shares have not been issued and have been recorded as issuable in the accompanying financial statements as of October 31, 2005.

In June 2005, the Company filed Form 1-E with the SEC of the Company's intent to offer up to 600,000 shares of common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefore. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes.

Contractual Obligations and Commitments

We have no contractual obligations and commitments at October 31, 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at October 31, 2005.

Contingent Liabilities

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The matters below may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Quarterly Report. The outcome of the matters below could have a significant impact on our ability to continue as a going concern.

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

The Company has not filed required payroll tax reports with applicable state and federal authorities as required. Accordingly, the Company may be subject to penalties and fines and no adjustment has been made in the accompanying financial statements for this uncertainty. However, $84,665 has been accrued as payroll taxes payable. The Company is currently completing these reports and anticipates that they will be finalized in the near future.

We currently intend, as soon as practicable after qualification, to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code, although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. If we qualify and do elect RIC treatment, in order to maintain status as an RIC and obtain the federal income tax benefits of such status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940. Accordingly, our ability to elect RIC treatment may be delayed indefinitely. No assurance can be provided that the Company will meet the requirements for election of RIC treatment in the near future or ever. Additionally, if we were to elect and meet such requirements for RIC treatment, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to certain recognized built-in gains.

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

The Company granted and issued common stock for consulting services to third parties both before and after its election as a BDC on January 4, 2005. Certain of these consulting arrangements may not be in compliance with provisions of the 1940 Act applicable to BDCs. Management is taking action to remedy any such potential violations which may exist including termination of certain consulting agreements and the attempt to reacquire and cancel shares issued pursuant to such agreements. As the result of such action, the Company may incur liabilities to the consultants which management could not estimate as of the date of this Form 10-Q. The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

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

On September 1, 2005, we filed a Complaint against Mirador in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The case is styled Nortia Capital Partners, Inc., a Nevada corporation v. Mirador Consulting, Inc., a Florida corporation, Case No. 50 2005 CA 008373 XXXX MB AN. The case seeks a Declaratory Judgment from the Court declaring that Mirador is not entitled to retain any of its shares in us, and that those shares should be cancelled of record.

On November 1, 2005, Mirador filed its Answer and Affirmative Defenses to the Complaint, as well as a Counterclaim and Third Party Complaint. The essence of these pleadings is Mirador's allegation that it performed the required services under the Consulting Agreement, and that it is, therefore, entitled to retain its shares in us and to receive $10,000.00 due to it under the Consulting Agreement. Mirador also claims other unspecified damages due to our refusal to issue Mirador an original stock certificate for additional shares resulting from our stock split on or about February 28, 2005. In its Third Party Complaint, Mirador also named our President, among others, and alleged causes of action for tortuous interference with contractual rights and conspiracy with the Company in respect of such shares. Our charter and bylaws provide indemnification rights to our executive officers and directors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our quantitative or qualitative disclosures about market risk since April 30, 2005.

Item 4.  Controls and Procedures

As of October 31, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                               PART II

                          OTHER INFORMATION

Item 1.  Legal Proceedings

On April 21, 2005, Mirador Consulting, Inc., filed a Complaint against Nortia Capital Partners, a Florida corporation, in the County Court in and for Palm Beach County, Florida, styled as Mirador Consulting, Inc., a Florida corporation, Plaintiff, vs. Nortia Capital Partners, Inc., a Florida corporation, Defendant, Case No. 502005CC004932XXXXSB DIV RD. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a Consulting Agreement between Mirador and us dated December 22, 2004. Pursuant to the terms of that Agreement, Mirador received shares in our Company.

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

Item 1A.   Risk Factors

Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The following specific risks, not listed in any particular order of priority, should be considered carefully in evaluating the Company, its business, and its common stock.

    We are highly dependent upon management, none of whom has significant
    ---------------------------------------------------------------------
experience in managing a BDC.  The Company's future success depends on the
-----------------------------
continued contribution of key management, some of whom would be difficult to replace. The Company's growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to manage the assets successfully and to provide management assistance to the Company's investee companies. If the services of these individuals would be unavailable to the Company for any reason, the Company would be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company's investee companies. In such event, there can be no assurance that the Company would be able to employ qualified persons on terms favorable to the Company. Further, although certain of our directors or executive officers have experience in corporate finance and mergers and acquisitions transactions, none of them has any significant operational BDC experience.

    Our financial condition and results of operations will depend on our
    --------------------------------------------------------------------
ability to manage our future growth effectively.   Nortia only recently
------------------------------------------------
recommenced its business operations as a development stage company and elected to be treated as a BDC. As such, with a limited operating history, the Company is subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management's ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our business plan, management's ability to effectively structure investments, its ability to provide competent, attentive and efficient services and our access to financing on acceptable terms. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

    Any failure on our part to maintain our status as a business development
    ------------------------------------------------------------------------
company would reduce our operating flexibility.   If we do not remain a BDC,
-----------------------------------------------
we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

    This is a highly speculative investment.  Ownership of our common
    ----------------------------------------
stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

    We suffered a significant operating loss in our 2005 fiscal year and
    --------------------------------------------------------------------
during the second quarter of our 2006 fiscal year.  During the year ended
--------------------------------------------------
April 30, 2005, our net loss for the four month period ending April 30, 2005 in which we operated as a BDC was $3,704,595, including a loss of $2,738,559 for the exchange of debt securities to shares of our common stock. During the first six months of our current fiscal year, our net loss was $903,954. There can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

    Risk involved in new, developing businesses in which the Company will
    ---------------------------------------------------------------------
invest.  The Company's initial investment portfolio is expected to consist
-------
primarily of high-risk investments in new and developing companies. Successful achievement of the investment objectives of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. The Company anticipates that it may take significant investment positions in companies that are listed or to be listed on US equity markets, and the OTC Bulletin Board. Moreover, the Company's task of identifying and helping to build successful new and emerging enterprises is difficult. In light of the Company's lack of operating history as a BDC, the likelihood of the future success of the Company must be evaluated in light of the problems, expenses, difficulties, risks, and complications frequently encountered in connection with similarly situated companies. There can be no assurance that the Company will be successful in identifying and developing these ventures.

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

    You may be diluted if we issue additional Common Stock.  From time to
    -------------------------------------------------------
time, the Company may issue additional equity securities. There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in the open market.

    If we qualify for and elect to be treated as a RIC, we will lose
    -----------------------------------------------------------------
substantially all of the benefits of our net operating loss carry-forwards.
---------------------------------------------------------------------------
We intend to elect to be treated as a RIC under Subchapter M of the Code as soon as we qualify for such treatment. To qualify, we must meet certain source of income, distribution, and asset diversification requirements. In any year in which we so qualify, we generally will not be subject to federal income tax on income and capital gains distributed (or deemed distributed to our stockholders). Upon such election and qualification, however, we will lose the tax benefit of our net operating loss carry-forwards (except for use against recognition of built-in gains, as described below). Such loss of NOL's could have an adverse effect on our financial condition.

    If we qualify for and elect to be treated as an RIC, but do not
    ---------------------------------------------------------------
distribute substantially all of our capital gain net income or ordinary
-----------------------------------------------------------------------
income, we will be subject to additional taxes.  In addition, if we did not
-----------------------------------------------
distribute in a timely manner (or treat as deemed distributed) 98% of our capital gain net income for each one-year period ending on October 31, or distribute 98% of our ordinary income for each calendar year (as well as any income not distributed in prior years), we will be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs. Even if we qualify as an RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. In addition, we will be subject to corporate-level tax on the amount of any net built-in gains in our assets (determined as of the first day of our first taxable year as a RIC) we recognize within ten years of the effective date of our RIC election (offset by any available net operating loss carry-forwards).

    We May Have Difficulty Satisfying the RIC Income Requirements.  Among
    --------------------------------------------------------------
the RIC requirements is the requirement that an RIC derive at least 90% of its gross income from dividends, interest, gains from the sale of securities and other specified types of income. In order to comply with this requirement, we will need to ensure each year that we do not receive an excessive amount of income that falls outside of these permissible categories (e.g., fee or service income). That restriction may adversely affect our business plan or limit our ability to undertake certain transactions or business arrangements.

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

    We expect that each of our investments initially will be illiquid.  We
    ------------------------------------------------------------------
expect that we will generally acquire our investments directly from the issuer in privately negotiated transactions. We expect that the majority of the investments in our portfolio will typically have no established trading market. We expect that we will exit much of each of our investments when the portfolio company has a liquidity event, such as a public offering of the portfolio company. The illiquidity of our investments may adversely affect our ability, to dispose of equity securities of our portfolio companies at times when it may be otherwise advantageous for us to liquidate such securities. In addition, if we were forced to liquidate some or all of the investments immediately, the proceeds of such liquidations could be significantly less than otherwise.

    We may not realize gains from our equity investments.  When we invest in
    -----------------------------------------------------
debt securities, we generally expect to acquire warrants or other equity securities as well. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Similarly, to the extent that we receive shares of common stock in companies which are subject to a registration right, any delays in the registration, or subsequent declines in the market value of such stock after registration, may result in a decline in the overall value of the investment. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

    Economic recessions or downturns could impair our portfolio companies and
    -------------------------------------------------------------------------
harm our operating results.  Many of the companies in which we might make
---------------------------
investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

    We may not borrow money unless we maintain asset coverage for
    -------------------------------------------------------------
indebtedness of at least 200%, which may affect returns to stockholders.  We
------------------------------------------------------------------------
must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing funds from various sources on favorable terms. Although we have no borrowings as of October 31, 2005, there can be no assurance that we will not borrow funds in an amount, which, when compared to the aggregate value of our assets, will permit us to maintain such leverage. The Company may not be in compliance with the 1940 Act asset coverage requirements for a BDC. If we do not maintain such minimum 200% asset coverage ratio and our asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so.

    We operate in a competitive market for investment opportunities.  We
    ----------------------------------------------------------------
compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

    Changes in the law or regulations that govern us could have a material
    ----------------------------------------------------------------------
impact on us or our operations.  We are regulated by the SEC and other
-------------------------------
federal and state regulatory agencies. In addition, changes in the laws or regulations that govern business development companies and regulated investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

    Our ability to invest in private companies may be limited in certain
    --------------------------------------------------------------------
circumstances.  If we are to maintain our status as a business development
--------------
company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

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

    Results may fluctuate and may not be indicative of future performance.
    ----------------------------------------------------------------------
Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

    Our common stock price may be volatile.  The trading price of our
    ---------------------------------------
common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

  *    loss of a major funding source; or

  *    departures of key personnel.

    We have a limited operating history as a BDC, which may affect our
    ------------------------------------------------------------------
ability to manage our business and may impair your ability to assess our
------------------------------------------------------------------------
prospects.  We were incorporated in April 1999 but only commenced business
----------
and investment operations as a BDC in mid-January 2005. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or other securities could decline substantially. We have limited operating history as a BDC. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC, our operating flexibility would be significantly reduced.

    If our investments do not meet our performance expectations, you may
    --------------------------------------------------------------------
not receive distributions.  We intend to make distributions to our
--------------------------
stockholders following our qualification and election to be treated as a RIC under the Code. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time.
In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs should we qualify for such treatment. We cannot assure you that you will receive distributions at a particular level or at all.

    Because we intend to distribute substantially all of our income to our
    ----------------------------------------------------------------------
stockholders upon our election to be treated as a RIC, we will continue to
--------------------------------------------------------------------------
need additional capital to finance our growth.  If additional funds are
----------------------------------------------
unavailable or not available on favorable terms, our ability to grow will be impaired. In order to satisfy the requirements applicable to a RIC, to avoid payment of excise taxes, and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain net long-term capital gains recognized after we become a RIC, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

    Regulations governing our operation as a business development company
    ---------------------------------------------------------------------
affect our ability to, and the way in which we raise additional capital, which
------------------------------------------------------------------------------
may expose us to risks, including the typical risks associated with leverage.
-----------------------------------------------------------------------------
Our business will require a substantial amount of capital, which we may
-----------------------------------------------------------------------
acquire from the following sources:
-----------------------------------

Senior Securities and Other Indebtedness

    We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

    Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common Stock

    We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of Nortia and its stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

    If we fail to qualify for and elect to be treated as a RIC, then we will be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions.

Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock.

    There is a risk that you may not receive dividends or that our dividends
    ------------------------------------------------------------------------
may not grow over time.   We cannot assure you that we will achieve
-----------------------
investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

    Our business model depends to a significant extent upon strong
    --------------------------------------------------------------
referral relationships with venture capital, private equity fund sponsors and
-----------------------------------------------------------------------------
other investment banking and financial institutions, and our inability to
-------------------------------------------------------------------------
develop or maintain these relationships, or the failure of these
----------------------------------------------------------------
relationships to generate investment opportunities, could adversely affect
--------------------------------------------------------------------------
our business.  We expect that members of our management team will maintain
-------------
their relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of equity or debt investments.

    Regulations governing our operations as a BDC affect our ability to
    -------------------------------------------------------------------
and the manner in which we raise additional capital, which may expose us to
---------------------------------------------------------------------------
risks.  Our business will require a substantial amount of capital.  We may
------
acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness, or preferred stock, and we may borrow money from banks or other financial institutions (collectively "senior securities") up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

    Our investments in the companies that we are targeting may be extremely
---------------------------------------------------------------------------
risky and we could lose all or part of our investments.  Although a
-------------------------------------------------------
prospective portfolio company's assets are one component of our analysis when determining whether to provide debt or equity investment capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with Nortia's portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks.

    Specifically, investments in the companies that we are targeting involves a number of significant risks, including:

    * these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

    * they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

    * because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although Nortia's agents will perform "due diligence" investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

    * they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

    * they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

    A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance" to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

    Our failure to make follow-on investments in our portfolio companies
    --------------------------------------------------------------------
could impair the value of our portfolio. Following an initial investment in a
----------------------------------------
portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

    In some cases, however, we may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

    Because we generally do not hold controlling equity interests in our
    --------------------------------------------------------------------
portfolio companies, we may not be in a position to exercise control over our
-----------------------------------------------------------------------------
portfolio companies or to prevent decisions by management of our portfolio
--------------------------------------------------------------------------
companies that could decrease the value of our investments.  Although we may
-----------------------------------------------------------
do so in the future, to date we have not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

    Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for he purposes of distributions, may have an adverse effect on the value of our common stock. In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         None.

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

  Exhibit No.        Description of Exhibit

  31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
  31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
  32.1* Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
  32.2* Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTIA CAPITAL PARTNERS, INC.
                                          -----------------------------
                                          (Registrant)


Date:  December 14, 2005                  /s/  William Bosso
                                          ----------------------------
                                          William Bosso
                                          Chief Executive Officer



Date:  December 14, 2005                  /s/  Robert Hunziker
                                          ----------------------------
                                          Robert Hunziker
                                          Chief Financial Officer