Form 10-Q
period 2006-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2006-03-17
CIK 1089773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2006

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                Commission File number:  0-26843

                  Nortia Capital Partners, Inc.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


              NEVADA                         33-0967353
     ------------------------               ------------
    (STATE OR JURISDICTION OF              (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


400 Hampton View Court, Alpharetta, Georgia       30004
-------------------------------------------     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)         (ZIP CODE)



 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 777-6795
                                                     --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X]                              No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Large accelerated filer[ ]  Accelerated filer[ ]  Non-Accelerated filer[X]

     Indicate by check mark whether the registrant is a shell company
            (as defined in Rule 12b-2 of the Exchange Act).

           Yes [ ]                              No [X]

     As of March 14, 2006, there were approximately 22,813,254 shares of common stock, $0.001 par value, issued and outstanding.

                  Nortia Capital Partners, Inc.
                         Form 10-Q Index
                        January 31, 2006

                                                                     Page
                                                                     ----
Part I-Financial Information

Item 1. Financial Statements                                            2

        Balance Sheet at January 31, 2006 (Unaudited)                   3
          Statement of Operations for the Three and Nine Months
          Ended January 31, 2006 and the One Month Ended January
          31, 2005 and the Two and Eight Months Ended December
          31, 2004 and the period from May 1, 2003 (inception of
          development stage) to January 31, 2006 (Unaudited)            4

        Statement of Cash Flows for the Nine Months Ended
          January 31, 2006 and the One Month Ended January 31,
          2005 and the Eight Month period Ended December 31,
          2004 and for the period from May 1, 2003 (inception
          of development stage) to January 31, 2006 (Unaudited)         5

        Schedule of Changes in Net Assets for the Nine
          Months ended January 31, 2006 (Unaudited)                     6

        Schedule of Investments at January 31, 2006 (Unaudited)         7

        Notes to Financial Statements (Unaudited)                       8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           26

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                   37

Item 4. Controls and Procedures                                         37

Part II-Other Information

Item 1. Legal Proceedings                                               38

Item 1A. Risk Factors                                                   38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     47

Item 3. Defaults upon Senior Securities                                 47

Item 4. Submission of Matters to a Vote of Security Holders             47

Item 5. Other Information                                               48

Item 6. Exhibits                                                        48

Signatures                                                              49

                             PART I
                      FINANCIAL INFORMATION



Item 1-Financial Statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                       At January 31, 2006
                          Balance Sheet
                           (Unaudited)


                       ASSETS
                       ------

Current Assets
Cash                                             $    17,491
                                                 -----------

Total Current Assets                                  17,491

Other Assets
Note receivable                                       52,500
                                                 -----------

Total Other Assets                                    52,500


Total Assets                                          69,991
                                                 ===========

                        LIABILITIES
                        -----------
Current Liabilities
Accounts payable                                     111,717
Accrued expenses                                       4,397
Stock subscription deposit                            39,600
                                                 -----------

Total Current Liabilities                            155,714
                                                 ===========


Net Assets                                       $   (85,723)
                                                 ===========
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000
shares authorized 22,813,254 shares issued
and outstanding                                       22,813
Common stock issuable, 4,375,355 shares                4,375
Additional paid in capital                         5,946,277
Accumulated deficit                                  (12,398)
Deficit accumulated during development stage      (6,046,790)
                                                 -----------

Total Stockholders' Deficit                          (85,723)
                                                 ===========

Total Liabilities and Stockholders' Deficit      $    69,991
                                                 ===========

Net Asset Value Per Share                        $     (0.01)
                                                 ===========




         See accompanying notes to financial statements.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                   Post Election   Pre Election    Post Election    Pre Election
                                   as a Business   as a Business   as a Business    as a Business
                                    Development     Development     Development     Development     Period from
                                      Company         Company         Company         Company       May 1, 2003
                              -----------------------------------------------------------------
                                  Three       One        Two        Nine      One      Eight      (Inception of
                                 Months      Month      Months     Months    Month    Months       Development
                                 Ended       Ended      Ended      Ended      Ended    Ended    Stage) to Jan. 31,
                                Jan. 31,    Jan. 31,   Dec. 31,   Jan. 31,  Jan. 31,  Dec. 31,         2006
                                  2006        2005       2004       2006      2005      2004
                              ------------------------------------------------------------------------------------------
Revenues                      $        -   $        -   $         -  $         -   $        -   $  153,699   $   300,000

Operating Expenses

General and administrative        53,533       35,996        39,299      257,476       35,996       94,223       529,388

Bad debt                               -            -             -            -            -            -         1,625

Rent                               1,611        3,884         7,516       14,906        3,884       23,072        53,905

Consulting                        33,118        7,490        66,427      141,698        7,490       82,342       783,540

Compensation                     116,435       30,385       198,765      449,605       30,385      245,465     1,009,395

Debenture penalty                      -        9,225             -            -        9,225        2,175        11,400

Directors fees                         -            -       224,100            -            -      225,150       237,150

Interest expense                     160       12,615            -           160       12,615       15,054        53,304

Impairment of investments              -       45,331            -             -       45,331        3,250        48,581

Professional                     167,853       15,284       26,253       413,158       15,284      109,892       620,778
                              ------------------------------------------------------------------------------------------

Total Operating Expenses         372,710      160,210      562,360     1,277,003      160,210      800,623     3,349,065

                              ------------------------------------------------------------------------------------------

Loss from Operations            (372,710)    (160,210)    (562,360)   (1,277,003)    (160,210)    (646,924)   (3,049,065)

Other Income (Expense)

Loss on sale of available
for sale securities                    -            -            -             -            -      (64,738)      (64,738)

Loss on conversion of debt             -            -            -             -            -            -    (2,738,559)

Other than temporary loss on
for sale securities                    -            -            -             -            -     (195,000)     (195,000)

Other income                           -            4           36             -            4        4,536         4,568

Interest income                       52            -          (35)          390            -            8           401
                              ------------------------------------------------------------------------------------------

Total Other Income (Expense)          52            4            1           390            4     (255,194)   (2,993,328)
                              ------------------------------------------------------------------------------------------

Net Loss Before Income Taxes  $ (372,658)  $ (160,205)  $ (562,359)  $(1,276,613)  $ (160,205)  $ (902,119)  $(6,042,393)

                              ==========================================================================================

Income tax expense                     -            -            -             -            -            -        (4,397)
                              ------------------------------------------------------------------------------------------

Net Loss                      $ (372,658)   $(160,205)  $ (562,359)  $(1,276,613)  $ (160,205)  $ (902,119)  $(6,046,790)
                              ==========================================================================================

Net Loss Per Share -
   Basic and Diluted          $    (0.01)  $    (0.01)  $    (0.03)  $     (0.05)  $    (0.01)  $    (0.07)  $     (0.40)
                              ==========================================================================================

Weighted Average Shares       27,085,220   21,757,254   19,842,584    26,482,720   21,757,254   13,522,418    15,054,964
                              ==========================================================================================


         See accompanying notes to financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                     Post Election             Pre Election
                                                     as a Business             As a Business
                                                       Development               Development  Period  from
                                                         Company                 Company     May 1, 2003
                                                     Nine          One            Eight     (Inception of
                                                    Months        Month           Months     Development
                                                     Ended        Ended           Ended        Stage) to
                                                    Jan. 31,     Jan. 31,        Dec. 31,      Jan. 31,
                                                      2006         2005            2004          2006
                                               ----------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                         $(1,276,613)   $  (160,205)   $  (902,119)   $(6,046,790)
Adjustments to reconcile net loss to net cash
   used in operations:
 Debenture issued for legal services                       -              -              -          5,000
 Contributed services expense                          4,400              -              -          4,400
  Bad debt expense                                         -              -              -          1,625
 Impairment of investments                                 -         45,331          3,250         48,581
 Debenture issued for consulting services                  -              -          7,000          7,000
 Loss on sale of available for sale securities             -              -         64,738         64,738
 Other than temporary loss on available for sale
    securities                                             -              -        195,000        195,000
 Compensation related to conversion of debt                -              -              -          2,000
 Loss on conversion of debt                                -              -              -      2,738,559
 Transfer of available for sale securities for
    consulting services                                    -              -          2,100          2,100
 Common stock issued for compensation                      -              -        196,000        356,000
 Common stock issued for directors fees                    -              -        225,150        237,150
 Common stock issued for consulting services               -         15,000          4,065        128,565
 Common stock issued for legal services                    -              -         10,000         10,000
 Amortization of deferred consulting                  86,700              -         58,917        585,400
 Common stock based revenue                                -              -       (153,699)      (300,000)
Changes in operating assets and liabilities:
  Decrease in prepaid expenses                             -              -              -            540
  Increase in other receivable                             -              -         (6,500)        (6,500)
  Increase in employee receivable                          -              -        (26,932)             -
  Increase (decrease) in accounts payable             24,546         (6,500)         6,501         48,387
  Decrease in due to related party                         -              -         (1,113)             -
  Increase (decrease) in accrued expenses            (49,765)        14,492         69,837         63,411
                                               ----------------------------------------------------------
Net Cash Used In Operating Activities             (1,210,732)       (91,882)      (247,805)    (1,854,835)
                                               ----------------------------------------------------------

Cash Flows From Investing Activities:
  Purchase of available for sale securities                -              -              -        (49,948)
  Issuance of note receivable                        (52,500)             -              -        (52,500)
  Proceeds from sale of available for sale
     securities                                            -              -         14,405         14,405
Net Cash Provided By (Used In) Investing       ----------------------------------------------------------
   Activities                                        (52,500)             -         14,405        (88,043)
                                               ----------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of promissory notes               -         86,000         75,000        188,000
  Proceeds from issuance of stock subscription
     deposit                                          39,600              -              -         39,600
  Proceeds from sale of common stock               1,229,420              -              -      1,315,770
  Proceeds from issuance of debentures                     -         50,000        197,000        417,000
                                               ----------------------------------------------------------
Net Cash Provided By Financing Activities          1,269,020        136,000        272,000      1,960,370
                                               ----------------------------------------------------------

Net Increase in Cash                                   5,788         44,118         38,600         17,491
Cash at Beginning of Period                           11,703         47,364          8,764              -
                                               ----------------------------------------------------------
Cash at End of Period                            $    17,491    $    91,482    $    47,364    $    17,491
                                               ==========================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                           $         -    $         -    $         -    $         -
                                               ==========================================================
Cash paid for taxes                              $         -    $         -    $         -    $         -
                                               ==========================================================
Supplemental Disclosure of Non-Cash Investing
  and Financing
Transactions:
Debenture issued for available-for-sale
  securities                                     $         -    $         -    $         -    $    75,000
Recapitalization of accounts payable                       -         63,330              -         63,330
Common stock issuable for conversion of
  debentures and accrued interest                          -              -              -        552,235
Common stock issuable for conversion of
  promissory notes and accrued interest                    -              -              -        192,927
Common stock issued for cancellation of
  services                                                84              -              -             84
Common stock issued for conversion of
  preferred stock                                        300            300              -            300

         See accompanying notes to financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
               Statement of Changes in Net Assets


                                                                 Nine
                                                             Months Ended
                                                            Jan. 31, 2006
                                                            -------------

  Decrease in net assets from operations:
  Net operating losses                                  $       (1,276,613)
                                                        ------------------

  Net decrease in net assets from operations                    (1,276,613)

  Common Stock transactions                                      1,229,420
  Common stock expense for officer not being paid                    4,400
  Amortization of deferred consulting                               86,700
                                                        ------------------
  Total increase in Net Assets                                      43,907

  Net Assets:
  Beginning of Period                                             (129,629)
                                                        ------------------
  End of period                                         $          (85,723)
                                                        ==================








         See accompanying notes to financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Schedule of Investments
                       At January 31, 2006
                           (Unaudited)



                                                                             Percentage of
                                                               Title of      Class Held on
Portfolio                                                    Securities Held a Fully Diluted   At Jan. 31, 2006
 Company                                     Industry        By The Company     Basis          Cost   Fair Value
----------------------------------------------------------------------------------------------------------------
Investments - (1) (2)
----------------------------------------------------------------------------------------------------------------

Avix Technologies, Inc. (3)                  Telecom           Common Stock      11%          $ 43,706    $ -
----------------------------------------------------------------------------------------------------------------

BF Acquisition Group V, Inc. (3)             Shell             Common Stock      10%             1,625      -
----------------------------------------------------------------------------------------------------------------

Total Investments - Minority Owned Other
   Non-Controlled Affiliates                                                                    45,331      -
----------------------------------------------------------------------------------------------------------------

Universal Capital Management, Inc. (3)      Investments        Common Stock       1%             1,625      -
----------------------------------------------------------------------------------------------------------------

BF Acquisition Group III, Inc. (3)           Shell             Common Stock       3%             1,625      -
----------------------------------------------------------------------------------------------------------------

Total Investments - Unaffiliated Issuers                                                         3,250      -
----------------------------------------------------------------------------------------------------------------

Total Investments                                                                             $ 48,581    $ -
----------------------------------------------------------------------------------------------------------------

Total Investments                                                                               48,581      -

Unearned Income                                                                                      -      -
                                                                                              ------------------

Total Investments, net of Unearned Income                                                     $ 48,581    $ -

                                                                                              ==================


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

(3)   Public company.







         See accompanying notes to financial statements

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

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

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" because the Company elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (the "1940 Act"), effective January 4, 2005 (see Note 2 - Nature of Operations and Summary of Significant Accounting Policies and Note 12 - Subsequent Events).

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

The results of operations for the nine months ended January 31, 2006 and the one month ended January 31, 2005 reflect the Company's results subsequent to our election to be treated as a BDC. The results of operations for the eight months ended December 31, 2004 reflect our results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for nine months ended January 31, 2006 and the one month ended January 31, 2005 are different from the eight months ended December 31, 2004 and, therefore, the financial position and results of operations of this period is not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes. See Notes to the financial statements included elsewhere in this Form 10-Q.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)



Note 2.   Nature of Operations and Summary of Significant
          Accounting Policies
---------------------------------------------------------

Nature of Operations

The Company is an Atlanta-based business development company ("BDC") that provides debt and equity investment capital to companies in a variety of industries which it believes present opportunities for superior performance through liquidity events, internal growth, product or geographic expansion, the completion of complimentary add-on acquisitions, or industry consolidations. (See Note 12 - Subsequent Events).

On January 4, 2005, we filed a Form N-54A with the SEC and elected to be treated as a BDC under the Investment Company Act of 1940 (the "1940 Act"). Prior to our BDC election, we were in the start-up phase of operations and generally had a dormant operating history.

We have generally operated as a development stage company during the period covered by this report since we have not generated significant revenue from our business plan.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


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

Post-BDC Operations

On January 4, 2005, the Board of Directors of the Company determined that it was in the best interest of the Company and its shareholders to file an election to be treated as BDC under the 1940 Act. As a result of its new status as a BDC, the Company plans to provide capital and advisory services for liquidity events, management buyouts, recapitalizations, and the growth and capital needs of emerging and growth companies. (See
Note 12 - Subsequent Events).

The Company currently expects to invest in emerging and development-stage micro-cap companies that intend to be listed on U.S. equity markets, including the OTC Bulletin Board, but which lack the necessary capital and depth of management to expand their businesses.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)



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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2006.

Stock-Based Compensation

Prior to its election as a BDC, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("ABP 25") and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), which permits entities to provide pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS 123 had been applied.

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

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in our statement of operations during the period

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


incurred.

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

As of January 31, 2006, the Company is currently treated as a corporation for federal income tax purposes, and hence is subject to corporate level taxation. However, we currently intend, as soon as practicable after qualification, to elect to be treated for federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain income and diversification of investment assets requirements. No assurance can be provided that the Company will meet the requirements for election as a RIC in the near future or ever. If we were to qualify for, and elect to be treated as a RIC, we would lose the tax benefit of our net operating loss carry-forwards for our RIC taxable years, except as offsets to
certain recognized built-in gains.   (See Note 12 - Subsequent
Events).

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


Income (Loss) per Share of Common Stock

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

At January 31, 2006, there were warrants to purchase 1,196,155 shares of common stock outstanding which may dilute future earnings per share.

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

Note 3.   Going Concern
-----------------------

As reflected in the accompanying financial statements, the Company had a net loss of $1,276,613 and net cash used in operations of $1,210,732 for the nine months ended January 31, 2006. Additionally, the Company has an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $6,046,790 and stockholders' deficit of $85,723 at January 31, 2006.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan as a BDC, raise capital, and generate revenues. (See Note 12 - Subsequent Events). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


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

Note 4.   Note Receivable and Investments
-----------------------------------------

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

In September 2003, we entered into a consulting contract with Global (See Note 5 - Indebtedness). We provided consulting

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


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

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. As of the date of these financial statements, this transaction had not yet been consummated. Management anticipates that following the completion of transactions contemplated by the Share Exchange Agreement, the Company will register (or cause to be registered) and distribute as a special dividend to the stockholders of the Company, substantially all of the Company's shares in the Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

In December 2005, the Company signed a letter of intent to provide funding to All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces; markets and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately
6,000 supermarkets and grocery stores.   The commitment made by
the Company is for a total funding of $100,000 and at January 31, 2006, the Company has funded $52,500 of the $100,000 commitment and has been recorded as a Note Receivable in the accompanying Financial Statements.

The following represents information about securities held with loss positions as of January 31, 2006:

 Securities in
 loss positions         Aggregate
  less than 12          Unrealized      Aggregate
     months:            Losses          Fair Value
-----------------       ----------      ----------
Equity securities       $  48,581         $  -
                        =========         ======


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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


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

At January 31, 2005, we had $504,000 of ten percent (10%)
debentures outstanding.   Utilizing an effective date of April
15, 2005, the entire $504,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. Additionally, a amount equal to twenty percent (20%) of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five
percent (5%) for any default that occurs.   As a result of the
debenture exchange, we recorded 2,419,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $2,104,285 in the accompanying statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering (See Note 7 - Stockholders Deficiency).

From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent (10%) per annum, payable in ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $634,273 in the accompanying statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering (See
Note 7 - Stockholders Deficiency).

Note 6.   Recapitalization
--------------------------

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

As a result of the recapitalization, the Company is deemed to have issued 3,427,254 shares of common stock to the original

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


shareholders of Global (See Note 7 - Stockholders' Deficiency). The net effect of the transaction is a credit to common stock of $3,427, credit to preferred stock of $300 and a debit to additional paid in capital for $172,057, which in total consists of the $63,330 assumed liability discussed previously and $105,000 for the cancellation of common stock held by the Company in Global. The financial statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of Global from the Transaction Date.

Previously in September 2004, a prior asset purchase and sale agreement between Global and another unrelated entity was rescinded making Global an inactive public shell. All liabilities and obligations of Global except the $63,330 of accounts payable discussed above were assigned to a prior officer of Global, pursuant to a mutual rescission agreement.

At April 30, 2005, there were 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under the mutual rescission agreement. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at July 31, 2005. As of January 31, 2006, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

Note 7.   Stockholders' Deficiency
----------------------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 22,813,254 were issued and outstanding at January 31, 2006. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 4,375,355 shares that are issuable at January 31, 2006. Including issuable shares, we have 27,188,609 shares outstanding and issuable as of January 31, 2006.

We were previously authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at July 31, 2005. In September 2005, such shares were converted into an aggregate of 600,000 post-split Common Shares and the authorization for Series A Preferred Stock has been cancelled. Accordingly, at January 31, 2006, the Company had no preferred stock outstanding.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twelve (12) months and the consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand (240,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 20,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested and were issued by the Company. From August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005. Of the 270,000 shares that were issued as of July 31, 2004 as discussed above, at the time of the issuance, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.015 per share, thus the 270,000 shares issued as of July 31, 2004 were valued on the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. Of the additional 60,000 shares issued between August 1, 2004 and January 31, 2005 as discussed above, 30,000 shares were issued during the three months ended October 31, 2004 and valued at a nominal value of $0.0005 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not be used. The other 30,000 shares vested during the three months ended January 31, 2005 were valued based upon the measurement date of December 31, 2004 at a value of $0.505 per share and the Company has recorded $30,000 of consulting expense in the statement of operations for the three months ended January 31, 2005. These 30,000 shares were issuable as of January 31, 2005 and were issued by the Company's transfer agent in March 2005. In February, the remaining 150,000 shares were issued and valued at $0.73 per share, the fair market value on the grant date of February 11, 2005 and the Company has recorded $109,500 of consulting expense in the accompanying
Statement of Operations.   These 150,000 shares were not issued
as of January 31, 2006 and have been recorded as Common Stock
Issuable.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


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

In November 2004, we granted 250,000 shares of our common stock to a group for consulting services. The shares were valued at $0.505 per share, the closing stock price on the grant date of November 1, 2004, and we recorded $126,250 of deferred consulting, as the term of the consulting agreement was one (1) year. Subsequently, the agreement was terminated and we have recorded the entire $126,250 of deferred consulting as consulting expense in the accompanying Statement of Operations. As a result of the termination, in January 2006, the consulting group returned 84,000 of the shares previously issued and these have been cancelled by the transfer agent as of January 31, 2006.

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

In January 2005, we granted 240,000 shares of our common stock to an individual for consulting services. The shares were valued at $0.51 per share, the closing stock price on the grant date of January 19, 2005, and we recorded $122,400 of deferred consulting, as the term of the consulting agreement was one year. As of January 31, 2006, the entire $122,400 of deferred consulting has been expensed and recorded as consulting expense in the accompanying Statement of Operations. The shares have not been issued as of January 31, 2006 and have been recorded as Common Stock Issuable in the accompanying financial statements.

In February 2005, we granted 150,000 shares of our common stock to a group for consulting services. The shares were valued at $0.73 per share, the closing stock price on the grant date of February 11, 2005, and we recorded $109,500 of deferred consulting, as the term of the consulting agreement was one year. The consulting agreement specified that up to 450,000 shares would be issued for services provided, based upon the fair market value of $0.73 per share on February 11, 2005. Subsequently, the Company and the consultant agreed to terminate the contract and no additional shares will be issued to the consultant. As a result of the agreement termination, the entire $109,500 of deferred consulting has been recorded as amortization expense in

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


the fiscal 2005 financial statements. Additionally, the 150,000 shares had not been issued as of January 31, 2006 and have been recorded as Common Stock Issuable in the accompanying financial statements.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2005, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company was in the process of initiating a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Although the offering was not finalized, the Company received $39,600 of proceeds without signed subscription agreements as of January 31, 2006. The Company anticipates that the formal offering will be finalized and signed subscription agreements received before March 31, 2006. As a result of there being no signed subscription agreements, the $39,600 of proceeds discussed above have been recorded as a liability in the accompanying Financial Statements under the caption Stock Subscription Deposit. (See Note 12 - Subsequent Events).

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


As a result of the recapitalization, the Company issued 300,000 shares of Series A Preferred Stock. In September 2005, the Company issued 600,000 post-split shares of common stock from the conversion of the 300,000 shares of Series A Preferred Stock discussed above. Additionally, the authorization for Series A Preferred Stock has been cancelled. Accordingly, at January 31, 2006, the Company had no preferred stock outstanding.

Warrants
--------

As discussed previously, in April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consists of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2005, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company was in the process of initiating a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Although the offering was not finalized, the Company received $39,600 of proceeds without signed subscription agreements as of January 31, 2006. The Company anticipates that the formal offering will be finalized and signed subscription agreements received before March 31, 2006. As a result of there being no signed subscription agreements, the $39,600 of proceeds discussed above have been recorded as a liability in the accompanying Financial Statements under the caption Stock Subscription Deposit. (See Note 12 - Subsequent Events).


For the private placement offering discussed above, the warrants become exercisable at the closing date of the private placement offering.

The following table summarizes activity related to warrants during the nine months ended January 31, 2006:

                                                       Weighted
                                       Number of        Average
                                        Shares       Exercise Price
                                      ----------     --------------

Balance at April 30, 2005                 78,500       $     2.00
  Granted                              1,117,655             2.00
  Exercised                                    -                -
  Forfeited                                    -                -
                                       ---------       ----------
Balance at January 31, 2006            1,196,155       $     2.00
                                       =========       ==========


All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


The terms of warrants to purchase our common stock are summarized below:

                               Weighted
                Weighted        Average     Weighted       Number       Weighted
  Range of       Number        Remaining    Average      Exercisable    Average
  Exercise     Outstanding    Contractual   Exercise         at         Exercise
  Prices      Jan. 31, 2006       Life       Price      Jan. 31, 2006    Price
  ------------------------------------------------------------------------------

   $2.00        1,196,155     2.00 years     $2.00       1,196,155       $2.00



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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)

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

Note 9.   Related Party Transactions
------------------------------------

At April 30, 2003, we had an accounts payable in the amount of $3,113 to a shareholder/director who directly paid certain expenses of the Company and these were non-interest bearing and do not have any repayment terms. During the twelve months ended April 30, 2004, we repaid $2,000 of these advances resulting in a balance due of $1,113 at April 30, 2004. During the three months ended July 31, 2004, we repaid $500 of these advances and during the three months ended January 31, 2004, we repaid the remaining $613. At January 31, 2006, the balance outstanding is zero.

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


Note 10.   Financial Information
--------------------------------

Following is a schedule of financial highlights for the nine months ended January 31, 2006, during which period the Company operated as a BDC:
                                                          Nine
                                                      Months Ended
                                                    January 31, 2006
                                                    ----------------
Per Share Data:
--------------

Net Asset Value at Beginning of Period (1)             $      (0.01)

Net Loss (2)                                                  (0.05)
Common Stock Transactions (2)                                  0.05
Compensation expense for officer not being paid                0.00
Amortization of Deferred Consulting (2)                        0.00
                                                    ---------------
Net increase in Stockholders Deficiency                        0.00

Net Asset Value at End of Period                       $      (0.01)
                                                    ===============

Per Share Market Value at End of Period                $       1.99
Total Return (2) (3)                                            37%
Common Stock Outstanding and Issuable
  at End of Period                                       27,188,609

Ratio/Supplemental Data:
-----------------------
Net Assets at End of Period                            $    (85,723)
Ratio of Operating Expenses to Net Assets                     1,490%
Ratio of Net Operating Loss to Net Assets                     1,490%

----------------------------------------------------------------------

(1) Based on Total Shares Outstanding and Issuable at beginning of period.
(2) Based on Total Shares Outstanding and Issuable at end of period
(3) Total return equals the increase of the ending market value over the April 30, 2005 price of $1.45 per share, divided by the beginning price.


Note 11.   Concentration of Risk
--------------------------------

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

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


Note 12.   Subsequent Events
----------------------------

As discussed previously, the Company was in the process of initiating a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Although the offering was not finalized, the Company received $39,600 of proceeds without signed subscription agreements as of January 31, 2006. As a result of there being no signed subscription agreements, the $39,600 of proceeds is recorded as a liability in the accompanying Financial Statements under the caption Stock Subscription Deposit.

Subsequent to January 31, 2006 and through March 1, 2006, the Company received an additional $109,900 of proceeds without signed subscription agreements. The Company anticipates that the formal offering will be finalized and signed subscription agreements received before March 31, 2006 and the proceeds will be recorded as common stock.

In January 2006, Bruce A. Hall was appointed the Chief Financial
Officer of the Company.  As a result of the appointment, Rob
Hunziker resigned as the Chief Financial Officer of the Company.

On February 10, 2006, the Board of Directors unanimously approved a proposal to authorize the Board to withdraw the Company's election to be treated as a BDC as soon as practicable so that it may begin conducting business as an operating company rather than an investment company subject to the 1940 Act. When the Company elected to become a BDC, it was its intention to provide debt and equity capital to companies that it believed presented opportunities for superior performance through liquidity events, recapitalizations, internal growth, product or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company generally expected to invest in emerging and development-stage micro-cap companies that intended to be listed on U.S. equity markets, including the OTC Bulletin Board, but which otherwise lacked the necessary capital and depth of management to expand their businesses.

During 2005, the Company conducted a review of its compliance with the 1940 Act, and determined that it was not in compliance with several important provisions of the 1940 Act, including the capital structure requirements. There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been operating in compliance with the 1940 Act.

The Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as a drag on the Company's resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan. Further, since the Company commenced operating as a BDC, the business, regulatory and financial climates have changed, making operations as a BDC more challenging and difficult.

Accordingly, based on the foregoing, and after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an "investment company" regulatory environment, the cost of 1940 Act compliance needs, and other business considerations, the Board determined that continuation as a BDC is not in the best interests of the Company or its shareholders at the present time. Thus, the Company is in the process of withdrawing its election to be treated as a BDC by filing a Form N-54C with the SEC as soon as practicable. In doing so, the Company will ensure that it does not meet the definition of an investment company under the 1940 Act and intends to file an information statement on
Schedule 14C in lieu of soliciting proxies, and will file that

                Nortia Capital Partners, Inc.
                (A Development Stage Company)
                Notes to Financial Statements
                      January 31, 2006
                         (Unaudited)


information statement in preliminary form as soon as practicable hereafter. Subsequent to the filing of our Form N-54C, we intend to pursue a business model in which we would provide merchant banking-type services for private companies seeking to, among other things, become publicly traded. We would work with issuers to position them for the registration of their securities, and the practical implications and obligations of public-company status. In pursuing this business model, we will seek to ensure that we do not become an "investment company" within the meaning of the 1940 Act.

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

Operations as a BDC

As a result of its current status as a BDC, the Company planned to provide capital and advisory services for liquidity events, management buyouts, recapitalizations, and the growth and capital needs of emerging and other growth companies.

The Company would invest in emerging and development-stage micro-cap companies that intend to be listed on U.S. equity markets, including the OTC Bulletin Board, but which lack the necessary capital and depth of management to expand their businesses.

As a BDC, the Company's investment objective is to generate both capital appreciation, and to a lesser extent, and current income from its investments. In order to achieve this objective, we currently intend to invest in public and private companies in a wide array of industries, including manufacturing, distribution, and service industries, throughout the United States. We may also invest to a limited extent in selected foreign companies, to the extent that such investments are consistent with the limitations on such investing by BDCs under the 1940 Act. Furthermore, we plan to target emerging growth companies that have an executable business plan for growth and a well-managed infrastructure.

As a BDC, we would make opportunistic investments in companies across a variety of industries generally having annual revenues of less than $50 million and/or a market capitalization of less than $100 million, though we may make other investments from time to time outside of these parameters. While the structure of our investments will vary, we intend to invest primarily in equity and other convertible securities of portfolio companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Generally, these companies will be undercapitalized and in need of short term bridge financing and other financial backing provided by private equity or venture capital funds or other similar financial sponsors like Nortia in order to unlock growth in their businesses. We expect that our investment capital will generally be used by our portfolio companies to finance initial public offerings, recapitalizations, management buyouts and sales, organic growth and working capital.

Our investments would generally range between $25,000 and $1 million, although the investment size may vary depending on the nature of the investment, market factors, the capital needs of the company, the capital base available to the Company at the time, and other factors.

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

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. As of the date of the accompanying financial statements, this transaction had not yet been consummated. Management anticipates that following the completion of transactions contemplated by the Share Exchange Agreement, the Company will register (or cause to be registered) and distribute as a special dividend to the stockholders of the Company, substantially all of the Company's shares in the Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

Recent Developments

On February 10, 2006, the Board of Directors determined that it is in the best interest of the Company and its shareholders to withdraw its election to be regulated as a BDC under the 1940 Act. When the Company elected to become a BDC, it was its intention to provide debt and equity capital to companies that it believed presented opportunities for superior performance through liquidity events, recapitalizations, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company generally expected to invest in emerging and development-stage micro-cap companies that intended to be listed on U.S. equity markets, including the OTC Bulletin Board, but which otherwise lacked the necessary capital and depth of management to expand their businesses.

During 2005, the Company determined that it was not in compliance with several important provisions of the 1940 Act, including, the capital structure requirements. The Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as a drag on the Company's resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan.

Accordingly, based on the foregoing, and after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs, and other business considerations, the Board determined that continuation as a BDC is not in the best interests of the Company or its shareholders at the present time. Thus, the Company is in the process of withdrawing its election to be regulated as a BDC under the 1940 Act as soon as practicable. In doing so, the Company will ensure that it does not meet the definition of an investment company under the 1940 Act and intends to file an information statement on Schedule 14C in lieu of soliciting proxies, and will file that information statement in preliminary form as soon as practicable hereafter. Subsequent to the filing of our Form N-54C, we intend to pursue a business model in which we would provide merchant banking-type services for private companies seeking to, among other things, become publicly traded. We would work with issuers to position them for the registration of their securities, and the practical implications and obligations of public-company status. In pursuing this business model, we will seek to ensure that we do not become an "investment company" within the meaning of the 1940 Act.

Going Concern

Our long-term viability as a going concern is dependent on certain key factors, as follows:

  * The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

  * The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

As discussed in Note 3 to our financial statements contained herein, the Company's recurring losses from operations - a net loss of $1,276,613 and net cash used in operations of $1,210,732 for the nine months ended January 31, 2006, and accumulated deficit of $12,398, a deficit accumulated during the development stage of $6,046,790 and stockholders' deficit of $85,723 at January 31, 2006 - raise substantial doubt about our ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Our ability to continue as a going concern is dependent on the ability further to implement our business plan, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due and that we must ultimately successfully implement our BDC business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2006.

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

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the fair value of our investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Valuation Allowance For Deferred Tax Assets And Liabilities

In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

Results of Operations

Financial Analysis of the Three and Nine Months Ended January 31,
2006 and 2005
-----------------------------------------------------------------



                                     Post Election          Pre Election           Post Election          Pre Election
                                     as a Business          as a Business          as a Business          as a Business
                                       Development           Development            Development            Development
                                         Company               Company                Company                Company
                                -------------------------   -------------     -------------------------   -------------
                                    Three          One          Two               Nine          One           Eight
                                    Months        Month        Months            Months        Month          Months
                                    Ended         Ended         Ended            Ended         Ended          Ended
                                  Jan. 31,       Jan. 31,      Dec. 31,         Jan. 31,      Jan.31,        Dec. 31,
                                    2006          2005           2004             2006         2005            2004
                                -----------   -----------    -----------      -----------   -----------     -----------
Revenues                        $         -   $         -    $         -      $         -   $         -     $   153,699

Operating Expenses

General and administrative           53,533        35,996         39,299          257,475        35,996          94,223

Rent                                  1,611         3,884          7,516           14,906         3,884          23,072

Consulting                           33,118         7,490         66,427          141,698         7,490          82,342

Compensation                        116,435        30,385        198,765          449,605        30,385         245,465

Debenture penalty                         -         9,225              -                -         9,225           2,175

Directors fees                            -             -        224,100                -             -         225,150

Interest expense                        160        12,615              -              160        12,615          15,054

Impairment of investments                 -        45,331              -                -        45,331           3,250

Professional                        167,853        15,284         26,253          413,158        15,284         109,892
                                -----------   -----------    -----------      -----------   -----------     -----------

Total Operating Expenses            372,710       160,210        562,360        1,277,003       160,210         800,623
                                -----------   -----------    -----------      -----------   -----------     -----------

Loss from Operations               (372,710)     (160,210)      (562,360)      (1,277,003)     (160,210)       (646,924)

Other Income (Expense)

Loss on sale of available
  for sale securities                     -             -              -                -             -         (64,738)

Other than temporary loss on
  for sale securities                     -             -              -                -             -        (195,000)

Other income                              -             4             36                -             4           4,536

Interest income                          52             -            (35)             390             -               8
                                -----------   -----------    -----------      -----------   -----------     -----------

Total Other Income (Expense)             52             4              1              390             4        (255,194)
                                -----------   -----------    -----------      -----------   -----------     -----------

Net Loss Before Income Taxes    $  (372,658)  $  (160,205)   $  (562,359)     $(1,276,613)  $  (160,205)    $  (902,119)
                                ===========   ===========    ===========      ===========   ===========     ===========


[Note:  To help the reader better understand our 2006 results,
--------------------------------------------------------------
all references below of 2006 represent the three and six months
---------------------------------------------------------------
ended January 31, 2006 as a BDC and all references to 2005
----------------------------------------------------------
represent the three and nine months ended January 31, 2005.  The
----------------------------------------------------------------
three months ended January 31, 2005 is as a combination of the
--------------------------------------------------------------
one month ended January 31, 2005 (operations as a BDC) and the
--------------------------------------------------------------
two months ended December 31, 2004 (operations prior to becoming
----------------------------------------------------------------
a BDC).  The nine months ended January 31, 2005 is as a
-------------------------------------------------------
combination of the one month ended January 31, 2005 (operations
---------------------------------------------------------------
as a BDC) and the eight months ended December 31, 2004
------------------------------------------------------
(operations prior to becoming a BDC)]

Three Months Ended January 31, 2006 Compared with Three Months
--------------------------------------------------------------
Ended January 31, 2005
----------------------

Revenues:
---------

There was no revenue for either 2006 or 2005.

Operating Expenses:
-------------------

Operating expenses decreased $349,859, or 48%, to $372,711 for 2006 from $722,570 for 2005. The decrease was primarily the result of a $224,100 decrease in director's fees, a $112,175 decrease in compensation, a $45,331 decrease in impairment of investments and a $40,799 decrease in consulting. These were offset by a $126,316 increase in professional expenses. The decrease in director's fees, compensation and consulting was primarily from the issuance of stock for services in 2005 with no corresponding amount in 2006. The decrease in impairment of investments was because there was no corresponding amount in 2006. The increase in professional expenses was primarily from an increase in accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for professional services.

Other Income (Expense):
-----------------------

Other income increased $47 or 946% to $52 of income for 2006 from $5 of income in 2005. The increase was due to an increase in interest income.

Nine Months Ended January 31, 2006 Compared with Nine Months
------------------------------------------------------------
Ended January 31, 2005
----------------------

Revenues:
---------

Revenue decreased $153,699, or 100%, to zero for 2006 from $153,699 for 2005. In September 2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional 300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the nine months ended January 31, 2005, we recorded $153,699 of the consulting fees as revenue. We recorded the fees as revenue, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

Operating Expenses:
-------------------

Operating expenses increased $316,169, or 33%, to $1,277,003 for 2006 from $960,833 for 2005. The increase was primarily the result of a $173,755 increase in compensation, a $287,982 increase in professional expenses and a $127,256 increase in general and administrative expenses. The increase in compensation was primarily from salaries paid to two officers in 2006 with no corresponding payment in 2005. The increase in professional expenses was primarily from an increase in accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for professional services. The increase in general and administrative expenses was primarily from increased costs associated with operating as a BDC under the 1940 Act.

Other Income (Expense):
-----------------------

Other expense decreased $255,580 or 99% to $390 of income for 2006 from $255,190 of expense in 2005. The decrease in expense was primarily due to the fact that in 2005, we had a $64,738 loss on available for sale securities and $195,000 other than temporary loss on available for sale securities.

Liquidity and Capital Resources

To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash to fund our operating activities for the next twelve months. Presently, our only source of cash is from external financing in the form of debt or the issuance of our common stock. We cannot assure you that that we will obtain sufficient proceeds, if any, or that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Cash was $17,491 at January 31, 2006 as compared to $11,703 at April 30, 2005. The increase in cash was the result of $1,229,420 of net proceeds from the sale of common stock, $39,600 of net proceeds from a stock subscription deposit, offset by $1,210,732 of cash used in operations and $52,500 for the issuance of a note receivable. The cash used in operations was primarily the result of $1,276,613 of net loss for the nine months ended January 31, 2006.

Net assets increased $43,906 from a net liability position of $129,629 at April 30, 2005 to a net liability position of $85,723 at January 31, 2006.

Operating Activities:  Cash used in operating activities was
---------------------
$1,210,732 for 2006 as compared to $339,687. The increase in cash used resulted primarily from the increase in the net loss.

Investing Activities:  Cash used in investing activities was
---------------------
$52,500 in 2006 as compared to cash provided by investing activities of $14,405 in 2005. In 2006, $52,500 of cash was used from the issuance of a note receivable. In 2004, $14,405 of cash provided was proceeds from the sale of available for sale securities.

Financing Activities:  Cash flows provided by financing
---------------------
activities was $1,269,020 for 2006 as compared to $408,000 for 2005. The increase in cash provided by financing activities was due to $1,229,420 of cash proceeds received by the Company from the sale of common stock and $39,600 from the issuance of a stock subscription deposit in 2006. In 2005, $247,000 of cash proceeds were received from the issuance of debentures and $188,000 of cash proceeds were received from the issuance of promissory notes.

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

We obtained $1,229,420 of proceeds from the sale of common stock and $39,600 from a stock subscription deposit in 2006 and we have utilized these funds to meet our current obligations. We are planning on obtaining additional cash proceeds in the next twelve months from the issuance of common stock.

Debt

We had no debt outstanding at January 31, 2006.

Equity Financing

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2005, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company was in the process of initiating a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Although the offering was not finalized, the Company received $39,600 of proceeds without signed subscription agreements as of January 31, 2006. The Company anticipates that the formal offering will be finalized and signed subscription agreements received before March 31, 2006. As a result of there being no signed subscription agreements, the $39,600 of proceeds discussed above have been recorded as a liability in the accompanying Financial Statements under the caption Stock Subscription Deposit.

In June 2005, the Company filed Form 1-E with the SEC of the Company's intent to offer up to 600,000 shares of common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefore. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes.

Contractual Obligations and Commitments

We have no contractual obligations and commitments at January 31, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at January 31, 2006.

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

In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We have made every reasonable effort to comply as soon as is practicable with the relevant sections of the 1940 Act and worked with our counsel to accomplish that compliance.
We have not yet sold or issued any shares under our proposed offering and have voluntarily suspended the proposed offering.
We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

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

Prior to November, 2005, we had not filed with the SEC in a timely manner our required annual report with the SEC on Form 10-K for the year ended April 30, 2005. In November, 2005, this report was filed. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against us for our non-compliance during this period.

On September 1, 2005, we filed a Complaint against Mirador in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The case is styled Nortia Capital Partners, Inc., a Nevada corporation, v. Mirador Consulting, Inc., a Florida corporation, Case No. 50 2005 CA 008373 XXXX MB AN. The case seeks a Declaratory Judgment from the Court declaring that Mirador is not entitled to retain any of its shares in us, and that those shares should be cancelled of record.

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

On February 10, 2006, the Board of Directors determined that it is in the best interest of the Company and its shareholders to withdraw its election to be reflected as a BDC. When the Company elected to become a BDC, it was its intention to provide debt and equity capital to companies that it believed presented opportunities for superior performance through liquidity events, recapitalizations, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company generally expected to invest in emerging and development-stage micro-cap companies that intended to be listed on U.S. equity markets, including the OTC Bulletin Board, but which otherwise lacked the necessary capital and depth of management to expand their businesses.

During 2005, the Company determined that it was not in compliance with several important provisions of the 1940 Act, including, the capital structure requirements. The Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as a drag on the Company's resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan.

Accordingly, based on the foregoing, and after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an "investment company" regulatory environment, the cost of 1940 Act compliance needs, and other business considerations, the Board determined that continuation as a BDC is not in the best interests of the Company or its shareholders at the present time. Thus, the Company is in the process of withdrawing its election to be treated as a BDC as soon as practicable. In doing so, the Company will ensure that it does not meet the definition of an investment company under the 1940 Act and intends to file an information statement on Schedule 14C in lieu of soliciting proxies, and will file that information statement in preliminary form as soon as practicable hereafter. Subsequent to the filing of our Form N-54C, we intend to pursue a business model in which we would provide merchant banking-type services for private companies seeking to, among other things, become publicly traded. We would work with issuers to position them for the registration of their securities, and the practical implications and obligations of public-company status. In pursuing this business model, we will seek to ensure that we do not become an "investment company" within the meaning of the 1940 Act.

Recent Accounting Developments

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply to the Company.

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

Item 4.  Controls and Procedures

As of January 31, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2005, the court entered a judgment of default against the Florida defendant. A motion to set aside the judgment against the defendant was granted on August 30, 2005. A Motion to

Dismiss the Complaint With Prejudice was filed on September 16,
2005, and remains pending. We believe that both the Florida defendant and we have meritorious defenses to the Complaint.

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

   We are highly dependent upon management, none of whom has
------------------------------------------------------------
significant experience in managing a BDC.  The Company's future
-----------------------------------------
success depends on the continued contribution of key management, some of whom would be difficult to replace. The Company's growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to manage the assets successfully and to provide management assistance to the Company's investee companies. If the services of these individuals would be unavailable to the Company for any reason, the Company would be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company's investee companies. In such event, there can be no assurance that the Company would be able to employ qualified persons on terms favorable to the Company. Further, although certain of our directors or executive officers have experience in corporate finance and mergers and acquisitions transactions, none of them has any significant operational BDC experience.

  Our financial condition and results of operations will depend
  -------------------------------------------------------------
on our ability to manage our future growth effectively.   Nortia
-------------------------------------------------------
only recently recommenced its business operations as a development stage company and elected to be treated as a BDC. As such, with a limited operating history, the Company is subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management's ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our business plan, management's ability to effectively structure investments, its ability to provide competent, attentive and efficient services and our access to financing on acceptable terms. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

  Any failure on our part to maintain our status as a business
  ------------------------------------------------------------
development company would reduce our operating flexibility.   If
-----------------------------------------------------------
we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

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

       We suffered a significant operating loss in our 2005
       ----------------------------------------------------
fiscal year and during the nine months ended January 31, 2006 of
----------------------------------------------------------------
our 2006 fiscal year.  During the year ended April 30, 2005, our
---------------------
net loss for the four month period ending April 30, 2005 in which we operated as a BDC was $3,704,595, including a loss of $2,738,559 for the exchange of debt securities to shares of our common stock. During the first nine months of our current fiscal year, our net loss was $1,276,613. There can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

       Risk involved in new, developing businesses in which the
       --------------------------------------------------------
Company will invest.  The Company's initial investment portfolio
--------------------
is expected to consist primarily of high-risk investments in new and developing companies. Successful achievement of the investment objectives of the Company is dependent upon the growth in value of the securities of these unseasoned companies.
Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. The Company anticipates that it may take significant investment positions in companies that are listed or to be listed on U.S. Equity Markets, and the OTC Bulletin Board. Moreover, the Company's task of identifying and helping to build successful new and emerging enterprises is difficult. In light of the Company's lack of operating history as a BDC, the likelihood of the future success of the Company must be evaluated in light of the problems, expenses, difficulties, risks, and complications frequently encountered in connection with similarly situated companies. There can be no assurance that the Company will be successful in identifying and developing these ventures.

       Current management controls our outstanding Common Stock.
       ---------------------------------------------------------
Our officers and directors own in excess of approximately 48% of the issued and outstanding Common Stock. It can be expected that the officers and directors, by virtue of their percentage share ownership, will be able to continue to control the Company's Board of Directors and its policies.

       You may be diluted if we issue additional Common Stock.
       -------------------------------------------------------
From time to time, the Company may issue additional equity securities. There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in the open market.

       If we qualify for and elect to be treated as an RIC, we
       -------------------------------------------------------
will lose substantially all of the benefits of our net operating
----------------------------------------------------------------
loss carry-forwards.  We currently intend to qualify for and
--------------------
elect to be treated as an RIC under Subchapter M of the Code. To qualify, we must meet certain source of income, distribution, and asset diversification requirements. In any year in which we so qualify, we generally will not be subject to federal income tax on income and capital gains distributed (or deemed distributed to our stockholders). Upon such election and qualification, however, we will lose the tax benefit of our net operating loss carry-forwards (except for use against recognition of built-in gains, as described below). Such loss of NOL's could have an adverse effect on our financial condition.

       If we qualify for and elect to be treated as an RIC, but
       --------------------------------------------------------
do not distribute substantially all of our capital gain net
-----------------------------------------------------------
income or ordinary income, we will be subject to additional
-----------------------------------------------------------
taxes.  In addition, if we did not distribute in a timely manner
------
(or treat as deemed distributed) 98% of our capital gain net income for each one-year period ending on October 31, or distribute 98% of our ordinary income for each calendar year (as well as any income not distributed in prior years), we will be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs. Even if we qualify as an RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. In addition, we will be subject to corporate-level tax on the amount of any net built-in gains in our assets (determined as of the first day of our first taxable year as a RIC) we recognize within ten years of the effective date of our RIC election (offset by any available net operating loss carry-forwards).

       We may have difficulty satisfying the RIC income
       ------------------------------------------------
requirements.  Among the RIC requirements is the requirement that
-------------
an RIC derive at least 90% of its gross income from dividends, interest, gains from the sale of securities and other specified types of income. In order to comply with this requirement, we will need to ensure each year that we do not receive an excessive amount of income that falls outside of these permissible categories (e.g., fee or service income). That restriction may adversely affect our business plan or limit our ability to undertake certain transactions or business arrangements.

       Management has discretionary use of Company assets.  We
       ---------------------------------------------------
are not currently engaged in any substantive business activities other than activities that relate to our first project (the July 2005 agreement to acquire a minority equity interest in Holley Communications Investment, Inc.). We continue to look for and investigate other business opportunities that are consistent with our business plan. Accordingly, management has broad discretion with respect to the investments. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, it will have broad discretion in allocating these funds. There can be no assurance that the management's use or allocation of such proceeds will allow it to achieve its business objectives.

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

   We may not realize gains from our equity investments.  When
   -----------------------------------------------------
we invest in debt securities, we generally expect to acquire warrants or other equity securities as well. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Similarly, to the extent that we receive shares of common stock in companies which are subject to a registration right, any delays in the registration, or subsequent declines in the market value of such stock after registration, may result in a decline in the overall value of the investment. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

   Economic recessions or downturns could impair our portfolio
   -----------------------------------------------------------
companies and harm our operating results.  Many of the companies
-----------------------------------------
in which we might make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

       We may not borrow money unless we maintain asset coverage
       ---------------------------------------------------------
for indebtedness of at least 200%, which may affect returns to
--------------------------------------------------------------
stockholders.  We must maintain asset coverage for total
-------------
borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing funds from various sources on favorable terms. Although we have no borrowings as of January 31, 2006, there can be no assurance that we will not borrow funds in an amount, which, when compared to the aggregate value of our assets, will permit us to maintain such leverage. The Company may not be in compliance with the 1940 Act asset coverage requirements for a BDC. If we do not maintain such minimum 200% asset coverage ratio and our asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so.

       We operate in a competitive market for investment
       -------------------------------------------------
opportunities.  We compete for investments with a large number of
--------------
private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

       Changes in the law or regulations that govern us could
       ------------------------------------------------------
have a material impact on us or our operations.  We are regulated
-----------------------------------------------
by the SEC and other federal and state regulatory agencies. In addition, changes in the laws or regulations that govern business development companies and regulated investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

       Our ability to invest in private companies may be limited
       ---------------------------------------------------------
in certain circumstances.  If we are to maintain our status as a
-------------------------
business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

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

       Results may fluctuate and may not be indicative of future
       ---------------------------------------------------------
performance.  Our operating results may fluctuate and, therefore,
------------
you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

       Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

  *  loss of a major funding source; or

  *  departures of key personnel.

       We have a limited operating history as a BDC, which may
--------------------------------------------------------------
affect our ability to manage our business and may impair your
-------------------------------------------------------------
ability to assess our prospects.  We were incorporated in April
--------------------------------
1999 but only commenced business and investment operations as a BDC in mid-January 2005. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or other securities could decline substantially. We have limited operating history as a BDC. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC, our operating flexibility would be significantly reduced.

       If our investments do not meet our performance
       ----------------------------------------------
expectations, you may not receive distributions.  We intend to
------------------------------------------------
make distributions to our stockholders following our election to be treated as a RIC under the Code. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

       Because we intend to distribute substantially all of our
       --------------------------------------------------------
income to our stockholders upon our election to be treated as a
---------------------------------------------------------------
RIC, we will continue to need additional capital to finance our
---------------------------------------------------------------
growth.  If additional funds are unavailable or not available on
-------
favorable terms, our ability to grow will be impaired. In order to satisfy the requirements applicable to a RIC, to avoid payment of excise taxes, and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain net long-term capital gains recognized after we become a RIC, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

   Regulations governing our operation as a business development
   -------------------------------------------------------------
company affect our ability to, and the way in which we raise
------------------------------------------------------------
additional capital, which may expose us to risks, including the
---------------------------------------------------------------
typical risks associated with leverage.   Our business will
---------------------------------------
require a substantial amount of capital, which we may acquire from the following sources:

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

  There is a risk that you may not receive dividends or that our
  --------------------------------------------------------------
dividends may not grow over time.   We cannot assure you that we
---------------------------------
will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

       Our business model depends to a significant extent upon
       -------------------------------------------------------
strong referral relationships with venture capital, private
-----------------------------------------------------------
equity fund sponsors and other investment banking and financial
---------------------------------------------------------------
institutions, and our inability to develop or maintain these
------------------------------------------------------------
relationships, or the failure of these relationships to generate
----------------------------------------------------------------
investment opportunities, could adversely affect our business.
--------------------------------------------------------------
We expect that members of our management team will maintain their relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of equity or debt investments.

       Regulations governing our operations as a BDC affect our
       --------------------------------------------------------
ability to and the manner in which we raise additional capital,
---------------------------------------------------------------
which may expose us to risks.  Our business will require a
-----------------------------
substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness, or preferred stock, and we may borrow money from banks or other financial institutions (collectively "senior securities") up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

  Our investments in the companies that we are targeting may be extremely risky and we could lose all or part of our investments. Although a prospective portfolio company's assets are one component of our analysis when determining whether to provide debt or equity investment capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with Nortia's portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks.

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

  Our failure to make follow-on investments in our portfolio
  ----------------------------------------------------------
companies could impair the value of our portfolio. Following an
--------------------------------------------------
initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

  We may elect not to make follow-on investments or otherwise
  -----------------------------------------------------------
lack sufficient funds to make those investments. We have the
------------------------------------------------
discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

     Because we generally do not hold controlling equity
     ---------------------------------------------------
interests in our portfolio companies, we may not be in a position
-----------------------------------------------------------------
to exercise control over our portfolio companies or to prevent
--------------------------------------------------------------
decisions by management of our portfolio companies that could
--------------------------------------------------------------
decrease the value of our investments.  Although we may do so in
--------------------------------------
the future, to date we have not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Withdrawal  of the  Company's  election to be treated as a BDC
--------------------------------------------------------------
may  increase the risks to our shareholders,  since the Company
---------------------------------------------------------------
would not be subject to many of the regulatory restrictions
-----------------------------------------------------------
imposed by, or receive the financial reporting benefits, of the
--------------------------------------------------------------
1940 Act.
---------

     If the Company withdraws its election to be treated as a BDC, the Company would no longer be subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. As a non-BDC, the Company will not be subject to many of the regulatory, financial reporting and other requirements and restrictions imposed by the 1940 Act including, but not necessarily limited to, limitations on the amounts, types and prices at which securities which may be issued, participation in related party transactions, the payment of compensation to executives, and the scope of eligible investments. The Company also would no longer be bound by the 1940 Act requirement that a majority of its Board of Directors be independent, nor would it be required to maintain a minimum asset coverage ratio of 200% for its borrowings.

     In the event that the Company withdraws its election to be treated as a BDC and becomes an operating company, the fundamental nature of the Company's business will change. Subsequent to the filing of our Form N-54C, we intend to pursue a business model in which we would provide merchant banking-type services for private companies seeking to, among other things, become publicly traded. We would work with issuers to position them for the registration of their securities, and the practical implications and obligations of public-company status. In pursuing this business model, we will seek to ensure that we do not become an "investment company" within the meaning of the 1940 Act. No assurance can be given that our business strategy or investment objectives will be achieved by withdrawing our election to be treated as a BDC.

            Further,  the  election to  withdraw  the Company as
a BDC under the 1940 Act will result in a significant change in the Company's method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment. A change in the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in the value of its
holdings as they occur.  Also,  as an operating  company,   the
Company would have to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

On February 10, 2006, the Board of Directors determined that it is in the best interest of the Company and its shareholders to withdraw its election to be reflected as a BDC. When the Company elected to become a BDC, it was its intention to provide debt and equity capital to companies that it believed presented opportunities for superior performance through liquidity events, recapitalizations, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company generally expected to invest in emerging and development-stage micro-cap companies that intended to be listed on U.S. equity markets, including the OTC Bulletin Board, but which otherwise lacked the necessary capital and depth of management to expand their businesses.

During 2005, the Company determined that it was not in compliance with several important provisions of the 1940 Act, including, the capital structure requirements. The Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as a drag on the Company's resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan.

Accordingly, based on the foregoing, and after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an "investment company" regulatory environment, the cost of 1940 Act compliance needs, and other business considerations, the Board determined that continuation as a BDC is not in the best interests of the Company or its shareholders at the present time. Thus, the Company is in the process of withdrawing its election to be treated as a BDC as soon as practicable. In doing so, the Company will ensure that it does not meet the definition of an investment company under the 1940 Act and intends to file an information statement on Schedule 14C in lieu of soliciting proxies, and will file that information statement in preliminary form as soon as practicable hereafter.

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit  Description of Exhibit
No.

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*  Certification of Chief Executive Officer pursuant to
       section 906 of The Sarbanes-Oxley Act of 2002.*
32.2*  Certification of Chief Financial Officer pursuant to
       section 906 of The Sarbanes-Oxley Act of 2002.*


* Filed herewith

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORTIA CAPITAL PARTNERS, INC.
                                   (Registrant)


Date:  March 17, 2006              /s/  William Bosso
                                   ----------------------------
                                        William Bosso
                                        Chief Executive Officer



Date:  March 17, 2006              /s/  Bruce A. Hall
                                   ----------------------------
                                        Bruce A. Hall
                                        Chief Financial Officer