Form 10-K
period 2006-04-30
NORTIA CAPITAL PARTNERS, INC.
filed 2006-08-16
CIK 1089773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED APRIL 30, 2006

                               OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO
                                         -----------   ------------

                COMMISSION FILE NUMBER:  0-26843

                           ----------

                  NORTIA CAPITAL PARTNERS, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Nevada                         90-0254041
  ----------------------        ------------------------------
  (State of Incorporation)             (I.R.S. Employer
                                     Identification Number)

            400 Hampton View Court
             Alpharetta, Georgia                     30004
  --------------------------------------           --------
  (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code: (770) 777-6795
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

                           ----------

   Securities registered pursuant to Section 12(g) of the Act:

                       Title of each class

            Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes  [ ]    No  [X]

The aggregate market value of common stock held by non-affiliates of the Registrant on November 21, 2005, based on the closing sales price on that date of $1.55, as reported by Pink Sheets LLC, was $1.90. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,813,254 shares of the Registrant's common stock outstanding and issued as of August 11, 2006. Additionally, there were 4,874,855 shares issuable. In total, there are 27,688,109 shares outstanding, issued and issuable, as of August 11, 2006.

                      NORTIA CAPITAL PARTNERS, INC.
                               FORM 10-K
               FOR THE FISCAL YEAR ENDED APRIL 30, 2006
                           TABLE OF CONTENTS

                                PART I
Item 1.    Business.....................................................4
Item 1A.   Risk Factors.................................................6
Item 1B.   Unresolved Staff Comments....................................12
Item 2.    Properties...................................................12
Item 3.    Legal Proceedings............................................12
Item 4.    Submission of Matters to a Vote of Security Holders..........13

                                PART II

Item 5.    Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of Equity
           Securities...................................................13
Item 6.    Selected Financial Data......................................16
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................16
Item 7A.   Quantitative and Qualitative Disclosure about
           Market Risk..................................................30
Item 8.    Financial Statements and Supplementary Data..................30
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................30
Item 9A.   Controls and Procedures......................................31
Item 9B.   Other Information............................................31

                               PART III

Item 10.   Directors and Executive Officers of the Registrant           31
Item 11.   Executive Compensation.......................................34
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...............................................36
Item 13.   Certain Relationships and Related Transactions...............37
Item 14.   Principal Accountant Fees and Services.......................37

                                PART IV

Item 15.   Exhibits and Financial Statement Schedules...................39


                              SIGNATURES

                             PART I

Item 1. Business

Nortia Capital Partners, Inc.

Nortia Capital Partners, Inc. ("Nortia," "we," "us," "our," or the "Company") is an Atlanta, Georgia based firm that elected to become a Business Development Company ("BDC") in January 2005, pursuant to the provisions of Section 54(a) of the Investment Company Act of 1940 (the "1940 Act"). The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by this Form 10-K. The Company was in the development stage throughout this period; and it has not generated any revenue to date from its business plan. Effective May 2, 2006, the Company filed a Form N-54C with the United States Securities and Exchange Commission ("SEC") withdrawing its election to be regulated as a BDC. The Company intends to pursue a new business model whereby it will provide merchant banking-type services to small, private companies seeking to become publicly held and traded, as described further below. The ability of the Company to continue as a going concern is dependent on the Company's ability to implement its new business plan, raise capital, and generate revenues. There can be no assurance that the Company will be successful in implementing its revised business plan.

History of Company Development

Nortia was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek business partners or acquisition candidates. Due to capital constraints, however, we were unable to continue with our original business plan. In March 2001, we ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses.

During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time, present management raised capital and commenced preparations to operate as a BDC, whereby we intended to be regulated pursuant to certain requirements of the 1940 Act applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

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

On October 15, 2004, we entered into a definitive share Exchange Agreement with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation, which then changed its name to "Nortia Capital Partners, Inc." On December 2, 2004, the Exchange Agreement was consummated and, pursuant to its terms, we became a wholly owned subsidiary of the Nevada corporation in a transaction accounted for as a recapitalization of the Company. On December 3, 2004, we were merged into the Nevada corporation with the Nevada corporation surviving. As a result of the recapitalization, we are no longer a Florida corporation and are now organized under the laws of the State of Nevada.

On January 4, 2005, we filed Form N-54A with the SEC and elected to be regulated as a BDC pursuant to Section 54 of the 1940 Act. As a result, we operated as an investment company and planned to announce a number of investments in the future, each of which was to be designed to build an investment portfolio and enhance the Company's shareholder value. It was our intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. As a BDC, we expected to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. Additionally, we intended to provide fee based business expertise through in-house consultants and contract consultants.

The Company expected to invest in emerging and development-stage companies that intended to be listed and traded on US equity markets, including the OTC Bulletin Board. It was intended that the primary use of Company resources would be to invest in private and micro-cap companies that typically lack the necessary capital and depth of management to expand their businesses.

In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course, and with respect to which a comment letter was issued by the SEC staff to the Company. As a result, we understood we were out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. Ultimately, the Board of Directors of the Company (the "Board") caused the Company to take immediate and substantial steps to remediate certain of the compliance failures, and the Company informed the SEC staff of these steps.

Accordingly, after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of potential alternative business models, the Board determined that continuation as a BDC was not in the best interest of the Company and its shareholders. On February 10, 2006, upon the recommendation of the Board, a majority of the then outstanding shares voted to approve withdrawal of our election as a BDC.

On May 2, 2006, we filed form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the Act. As of that date, the Company was no longer a BDC and now intends to at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

For the period between January 4, 2005 (commencement of our status as a BDC) and April 30, 2006, we explored certain investment opportunities. In July 2005, we entered into an agreement, as our first project, to acquire a minority equity interest in Holley Communications Investment, Inc. Additionally, in March 2006, we acquired a minority interest in Knight Energy Corp. The Company, however, never generated any revenue from its business plan as a BDC.

We previously intended to elect to be treated as an RIC under Subchapter M of the Code as soon as practicable. As a RIC, we generally would not have been taxed on investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis. However, with the filing of Form N-54C with the SEC in May 2006 as discussed previously, the Company is no longer a BDC and will not qualify as a RIC.

New Business Model

Subsequent to our withdrawal as a BDC, Nortia has changed the nature of its business focus from investing, owning, holding, or trading in investment securities toward that of an operating company intending to pursue a business model whereby it will provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings. The Company anticipates that the shares it receives as compensation will be assessed at par value. The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC. Upon the initial public offering, the Company will immediately distribute to its shareholders a portion of the shares held. The Company intends to at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

In order to implement our new business model, we will need to either become licensed as a broker-dealer or acquire a licensed broker-dealer. In either case, we must apply for and obtain the requisite approvals of the National Association of Securities Dealers ("NASD"). As this business plan is relatively unique, there is no guarantee that we will obtain such NASD approvals within a reasonable time period or at all. Therefore, we may not be able to effect our business plan. In addition, the Company has not engaged in this line of business before and there is no guarantee that it will be successful in implementing the business plan, or that if implemented, it will ever have revenues from the business.

Employees

As of June 16, 2006, we had three full-time employees, none of which is represented by a union. We believe that our relationship with our employees is good.

Item 1A. Risk Factors

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

We have suffered significant operating loss in our current fiscal year and since inception.

During the fiscal year ended April 30, 2006, we had a net loss of $1,629,461, and we have had significant cumulative net losses since inception. Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures, promissory notes and the sale of our common stock. As discussed previously, we have had no revenues during the fiscal year ended April 30, 2006, and subsequently, we have had no revenues since electing to become a BDC. Effective May 2, 2006, we are no longer a BDC and are commencing a new business model as a merchant banking firm. There is no assurance that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures. Additionally, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

This is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

When the Company ceased to be a BDC in May 2006, the shareholders lost certain protections, including the following:

  * The Company is no longer subject to the requirement that it maintain a ratio of assets to senior securities of at least
     200%;

  * The Company is no longer prohibited from protecting any director or officer against any liability to the Company or the Company's shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office;

  * The Company is no longer required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement;

  * The Company is no longer required to ensure that a majority of the directors are persons who are not "interested persons," as that term is defined in the 1940 Act, and certain persons that would be prevented from serving on the Company's board if it were a BDC (such as investment bankers) will be able to serve on the Company's board;

  *  The Company is no longer subject to provisions of the 1940
     Act regulating transactions between BDCs and certain affiliates and restricting the Company's ability to issue warrants and options;

  * The Company will be able to change the nature of its business and fundamental investment policies without having to obtain the approval of its shareholders;

  *  The Company is no longer subject to provisions of the 1940
     Act prohibiting the issuance of securities at a price below net asset value;

  * The Company is no longer subject to the other provisions and protections set forth in Sections 55 through 64 of the 1940 Act and the rules and regulations promulgated thereunder. However, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders. In addition, withdrawal of the Company's election to be treated as a BDC did not affect the Company's registration under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act; or

  * The withdrawal of the Company's election to be regulated as a BDC results in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. Changing the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in value of its holdings as they occur. The Company believes that, in light of its limited assets, the effect of the change in method of accounting should not be material. In accordance with generally accepted accounting principles, the change from a BDC to an operating company will be retrospectively applied to prior periods. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a RIC. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a "regular" corporation under Subchapter C of the Internal Revenue Code.

We are highly dependent upon management, and the Company's future success depends on the continued contribution of key management, some of whom would be difficult to replace.

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

Operating results may fluctuate and may not be indicative of future performance.

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

  *  loss of a major funding source; or

  *  departures of key personnel.

We have a limited operating history which may affect our ability to manage our business and may impair your ability to assess our prospects.

We were incorporated in April 1999 but only commenced business and investment operations as a BDC in mid-January 2005. Additionally, effective May 2006, we have withdrawn our election to be a BDC and have commenced a new business model as a merchant banking firm. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our business objective and that the value of our common stock or other securities could decline substantially. As a result, we have very limited operating results under these regulatory frameworks that would demonstrate either their effect on the business or our ability to manage the business within these frameworks. In addition, the Company has not engaged in this line of business before, and there is no guarantee that it will be successful in implementing the business plan, or that if implemented, it will ever have revenues from the business. Our new business model depends to a significant extent upon strong referral relationships with venture capital, private equity fund sponsors and other investment banking and financial institutions, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business. We expect that members of our management team will maintain their relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of equity or debt investments.

We may not be able to obtain the regulatory approvals necessary to implement our new business plan.

In order to implement our new business model, we will need to either become licensed as a broker-dealer or acquire a licensed broker-dealer. In either case, we must apply for and obtain the requisite approvals of the NASD. As this business plan is relatively unique, there is no guarantee that we will obtain such NASD approvals within a reasonable time period or at all. Therefore, we may not be able to effect our business plan.

The Company is subject to the underlying risks of the new, developing businesses which the Company will assist.

Effective May 2, 2006, the Company intends to pursue a business model whereby it would provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company will identify small private companies (the "Clients") and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the Client, which will then be registered by the Client in its initial public offering. Successful achievement of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. Moreover, the Company's task of identifying and helping to build successful new and emerging enterprises is difficult. There can be no assurance that the Company will be successful in identifying and developing these ventures.

The Company may continue to be deemed an "investment company" subject to regulation under the 1940 Act.

Under the new business model as a merchant bank, the Company intends to at all times, conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. The regulations under the 1940 Act are complex. As a non-BDC entity, there is a risk that the Company will perform an activity such that it meets the criteria as an "investment company" and will be subject to the 1940 Act requirements. Under the Company's new business model as a merchant banking firm, it will acquire shares in Clients. Accordingly, the Company must ensure that these shares of Clients do not put the Company in the business of "investing, reinvesting or trading in securities." The consequences of such an event would result in significant financial and regulatory liability to the Company.

The Company may hold investment securities having a value exceeding 40 percent of the Company's assets at any one time.

The Company must ensure that shares of Clients do not exceed 40 percent of the Company's assets at any one time. The consequences of such an event are would result in significant financial and regulatory liability to the Company.

Current management controls our outstanding Common Stock.

Our officers and directors own in excess of approximately 48% of the issued and outstanding Common Stock. It can be expected that the officers and directors, by virtue of their percentage share ownership, will be able to continue to control the Company's Board of Directors and its policies.

Management has discretionary use of Company assets.

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

We operate in a competitive market for investment opportunities.

We compete for investments with a large number of private equity funds and mezzanine funds, business development companies, other investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

We expect that each of our investments initially will be illiquid.

We expect that we will generally acquire our investments directly from the issuer in privately negotiated transactions. We expect that the majority of the investments in our portfolio will typically have no established trading market. We expect that we will exit much of each of our investments when the portfolio company has a liquidity event, such as a public offering of the portfolio company. The illiquidity of our investments may adversely affect our ability, to dispose of equity securities of our portfolio companies at times when it may be otherwise advantageous for us or our stockholders to liquidate such securities. In addition, if we, or our stockholders, were forced to liquidate some or all of the investments immediately, the proceeds of such liquidations could be significantly less than otherwise.

Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we might make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

Our Clients may not successfully complete their initial public offerings.

As compensation for services, the Company proposes to receive shares of the Client, which will then be registered by the Client in its initial public offering. Upon the Client's initial public offering, the Company will immediately distribute to its shareholders a portion of the Client's shares held. The ability to successfully complete an initial public offering are subject to numerous constraints, including cash requirements for legal and accounting and regulatory requirements including the SEC, stock exchange and listing entities. There is a risk that the Clients will not successfully complete their initial public offering, and therefore the Company would not be able to distribute "freely tradable" shares to its shareholders and the shares would remain "restricted" as to resale in private companies.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

As a public company, we are regulated by the SEC and other federal and state regulatory agencies. In addition, changes in the laws or regulations that govern, for example, real estate investment trusts and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may have an adverse effect on the value of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

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

On November 1, 2005, Mirador filed its Answer and Affirmative Defenses to the Complaint, as well as a Counterclaim and Third Party Complaint. The essence of these pleadings is Mirador's allegation that it performed the required services under the Consulting Agreement, and that it is, therefore, entitled to retain its shares in our Company and to receive $10,000.00 due to it under the Consulting Agreement. Mirador also claims other unspecified damages due to our Company's refusal to issue Mirador an original stock certificate for additional shares resulting from our Company's stock split on or about February 28, 2005. In its Third Party Complaint, Mirador also named our Chief Executive Officer, among others, and alleged causes of action for tortuous interference with contractual rights and conspiracy with the Company in respect of such shares. Our charter and bylaws provide indemnification rights to our executive officers and directors.

We believe that all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our Complaint.

Item 4. Submission of Matters to a Vote of Security Holders

On April 7, 2006, The Company issued an information statement on behalf of the Board of the Company to record holders of shares of common stock as of the close of business on the record date March 14, 2006. The information statement provided notice that the Board had recommended, and holders of a majority of the voting power of our outstanding common stock had voted, to approve the authorization to withdraw the Company's election to be treated as a BDC under the 1940 Act. No other matters were submitted to a vote of security holders during our fourth fiscal quarter ended April 30, 2006.

                             PART II

Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted by Pink Sheets LLC under the symbol "NCPN." The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


                                                     Bid (1)
                                                     -------
                                                    High    Low
                                                   -------------
Year ending April 30, 2006:
---------------------------
First Quarter..................................... $2.25   $1.05
Second Quarter.................................... $2.15   $1.20
Third Quarter..................................... $2.20   $1.20
Fourth Quarter.................................... $3.06   $1.50

Year ended April 30, 2005:
--------------------------
First Quarter..................................... $0.80   $0.10

Second Quarter.................................... $1.20   $0.60
Third Quarter..................................... $1.65   $0.55
Fourth Quarter...................................  $4.28   $2.50

(1) Reflects one-for-ten reverse split with a record date of October 12, 2004, and two-for-one forward split with a record date of February 28, 2005.

-----------------------------------------------------------------------------------------------
               Closing Bid Price
               -----------------
                                                    Premium of        Premium or
                                                    High Sales     Discounted of Low
                                                   Sales Price to    Sales Price to   Declared
Year Ending April 30, 2006  NAV(3)   High    Low      NAV(4)           NAV(4)         Dividends
-----------------------------------------------------------------------------------------------
First Fiscal Quarter        $  .00  $ 2.25  $ 1.05     100%            100%              -0-
Second Fiscal Quarter       $ (.01) $ 2.15  $ 1.20     100%            100%              -0-
Third Fiscal Quarter        $ (.01) $ 2.20  $ 1.20     100%            100%              -0-
Fourth Fiscal Quarter       $  .00  $ 3.06  $ 2.50     100%            100%              -0-
-----------------------------------------------------------------------------------------------


                                                    Premium of        Premium or
                                                    High Sales     Discounted of Low
                                                   Sales Price to    Sales Price to   Declared
Year Ending April 30, 2006  NAV(3)   High    Low      NAV(4)           NAV(4)         Dividends
-----------------------------------------------------------------------------------------------

Third Fiscal
Quarter (commencing
January 4, 2005 (2))        $ (.03) $ 1.65  $ 0.55     102%            105%              -0-
Fourth Fiscal Quarter       $ (.01) $ 4.28  $ 1.50     100%            100%              -0-

(1) Reflects one-for-ten reverse split with a record date of October 12, 2004, and two-for-one forward split with a record date of February 28, 2005.

(2) Date of our election to become regulated as a BDC under the 1940 Act.

(3) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV's shown are based on outstanding and issuable shares at the end of each period.

(4) Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

On August 11, 2006, the last sales price of our common stock was $1.26. As of August 11, 2006, there were approximately 400 holders of record of our common stock.

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

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate reinvesting profits, if any, into the business. As of the end of our 2006 fiscal year, our board had not declared any dividends.

Recent Sales of Unregistered Securities

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

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of April 30, 2006, the Company has received $549,450 of proceeds from the issuance of the Units, representing 499,500 shares of common stock and 499,500 two-year warrants to purchase common stock at $2.00 per share.
In total for the combined private placements, through June 30, 2006, the Company has received $2,104,250 of proceeds from the issuance of the Units, representing 1,912,955 shares of common stock and 1,912,955 two-year warrants to purchase common stock at $2.00 per share.

All of the private placements disclosed above were made solely to "accredited investors," as such term is defined in rule 501 of Regulation D under the Securities Act of 1933 (the "Securities Act"). The securities have not been registered under the Securities Act or the securities laws of any state or foreign jurisdiction and will be offered and sold in reliance on the exemption from registration afforded by section 4(2) of the Securities Act and corresponding provisions of state securities laws.

Item 6. Selected Financial Data

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended April 30, 2006, and 2005, are derived from our financial statements that have been audited by Salberg & Company, PA, our independent registered public accounting firm. Information in response to this Item is incorporated herein by reference from the tables in Notes 11 and 13 of the accompanying Financial Statements. This selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Forward-looking Statements

The following analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with our audited financial statements and the notes thereto contained elsewhere in this Form 10-K, as well as the discussion hereunder. We may use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward-looking statements.

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

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,629,461 and net cash used in operations of $1,656,922 for the year ended April 30, 2006 as a BDC. Additionally, the Company has an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $6,399,638 at April 30, 2006. These items, respectively, raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to implement its
new business plan, raise capital, and generate revenues.    Our
financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

General

The results of operations presented in the accompanying financial statements are divided into two classifications. The year ended April 30, 2006 and the four month period from January 1, 2005 through April 30, 2005 reflects the Company's results as a BDC. The year ended April 30, 2004 and the eight-month period from May 1, 2004 through December 31, 2004, reflects the Company's results prior to operating as a BDC. The results of operations from January 1, 2005 to January 3, 2005, the BDC election date, were not material. Accounting principles used in the preparation of the financial statements beginning January 1, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005.

Previously, the Company planned on generating future revenues as a BDC through direct investments into private companies, start-up companies, and through the opportunities provided by turnaround companies. However, as previously discussed in the "Business" section, the Company filed a form N-54C with the SEC in May 2006 withdrawing its election to be a BDC under the 1940 Act. The Company has changed the nature of its business focus from investing, owning, holding, or trading in investment securities toward that of an operating company intending to pursue a business model whereby it will provide merchant banking-type services to small, private companies seeking to become publicly held and traded whose focus will be developing a viable investment business plan.

The time required for Nortia to become profitable from operations is highly uncertain, especially in light of the new business model discussed above. We cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures and working capital requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Overview of Operations

Securities-related Matters

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

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of April 30, 2006, the Company has received $549,450 of proceeds from the issuance of the Units, representing 499,500 shares of common stock and 499,500 two-year warrants to purchase common stock at $2.00 per share.

In total for the combined private placements as of April 30, 2006, the Company has received $1,865,220 of proceeds from the issuance of the Units, representing 1,695,655 shares of common stock and 1,695,655 two-year warrants to purchase common stock at $2.00 per share.

Other Matters

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

In June 2005, the Company filed Form 1-E with the SEC regarding the Company's intent to offer up to 600,000 shares of its common stock at $0.25 per share to holders of the Company's promissory notes in exchange therefor. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and with respect to which a comment letter was issued by the SEC staff to the Company ("Comment Letter").
As a result, we currently understand that were out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We have not yet sold or issued any shares under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. As of the date of this filing, no shares have been issued under the 1-E in exchange for the promissory notes. In response to the Comment Letter, during fiscal 2006, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with several important provisions of that Act. Specifically, the Company determined that it had issued securities in return for services, potentially violating Section 23 of the 1940 Act, had granted shares of the Company's common stock as compensation to the Company's Chief Executive Officer and President and had neglected to adopt compliance policies and procedures. The Board of Directors, including the Directors who are not interested persons of the Company, reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Directors caused the Company to take immediate and substantial steps to remediate the compliance failures, and the Company informed the SEC Staff of these steps. However, there can be no assurance that such steps will fully cure all of the 1940 Act compliance deficiencies to which the Company became subject, nor how any failure to cure those deficiencies will impact the Company in the future. Moreover, the Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company's resources. Accordingly, after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of potential alternative business models, the Board determined that continuation as a BDC was not in the best interest of the Company and its shareholders and approved the recommendation, that the Company file a Form N-54C and withdraw its election to be registered as a BDC.

In July 2005, the Company announced the execution of a definitive
Share Exchange Agreement by and among Holley Communications,
Inc., a Delaware corporation and wholly-owned subsidiary of the

Company ("Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company, to Investment Sub. In accordance with the Company's status as a BDC, the expectation was that following completion of transactions contemplated in the Share Exchange Agreement, the Company would register and distribute as a special dividend to the stockholders of the Company, substantially all the Company's shares in Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces markets and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through
approximately 6,000 supermarkets and grocery stores.   As of
April 30, 2006, the Company has funded the entire $100,000 commitment and was working on a formal agreement for the terms of
the funding.   Accordingly, the $100,000 has been recorded as a
Loan Receivable in the accompanying Financial Statements.

In January 2006, Bruce A. Hall was appointed Chief Financial
Officer of the Company. In connection with Mr. Hall's appointment, Robert Hunziker resigned as Chief Financial Officer of the Company.

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006 Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that include four producing natural gas wells.
Stephens County has been a successful producer of oil and gas over the last fifty years. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets. Nortia has agreed to provide Knight with Merchant Banking services that include advice on mergers & acquisitions, capital markets, public markets strategies and raising capital. In addition to the common stock that Nortia has received for services, Knight has also granted Nortia options to purchase additional common shares. Nortia received 1,250,000 options to purchase Knight common shares with an exercise price of $.50 as well as 1,250,000 options to purchase Knight common shares with an exercise price of $1.00.

Recent Developments after Fiscal Year End

In May 2006, the Company formally completed an agreement related to $100,000 of funding provided to AAPC, as discussed previously. The agreement grants the Company a non-controlling equity position for 750,000 shares of AAPC. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 will be converted to an investment in common shares of AAPC.

On May 2, 2006, the Form N-54C was filed with the SEC withdrawing its election to be regulated as a BDC. The Company now intends to pursue a business model whereby it would provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small private companies (the "Clients") and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the Client, which will then be registered by the Client in its initial public offering. The Company anticipates that the shares it receives as compensation will be assessed at par value. The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC. Upon the Client's initial public offering, the Company will immediately distribute to its shareholders a portion of the Client's shares held. The Company intends to at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. The Company's violations of the 1940 Act may cause the Company to incur certain liabilities.
Such liabilities can not be estimated by management as of this time. However, such liabilities, if incurred, could have a significant impact on the Company's ability to continue as a going concern.

Critical Accounting Estimates and Policies

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include of the beneficial conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2006. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at April 30, 2006.

Valuation of Common Stock Issued For Services

The Company issued common stock to several parties during the years ended April 30, 2006, 2005 and 2004. For all of these issuances, valuation was determined based upon the stock closing price on the date of grant.

Valuation of Investments

The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any. During the covered period, while we were a BDC, for financial statement purposes, investments for which market quotations are not readily available are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Now that the Company is no longer a BDC, it is currently evaluating its valuation policy and anticipates making certain changes to it.

Valuation Allowance for Deferred Tax Assets and Liabilities

In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

                                                 Post Election as a Business         Pre Election as a Business
                                                 ----                                ---
                                                     Development Company                 Development Company
                                                 --------------------------         --------------------------
                                                   Twelve          Four                 Eight         Twelve
                                                 Months Ended   Months Ended         Months Ended   Months Ended
                                                 Apr. 30, 2006  Apr. 30, 2005       Dec. 31, 2004  Apr. 30, 2004
                                                ------------------------------     ------------------------------
Investment and Pre-BDC Operating Income
Consulting income                                $         -    $         -         $   153,699    $   146,301
Investment income - portfolio investments
Interest                                                   -              -                   -              -
Dividends                                                  -              -                   -              -
                                                ------------------------------     ------------------------------

Total Investment and Pre-BDC Operating Income              -              -             153,699        146,301

Operating Expenses
General and administrative                           348,175        102,556              94,223         75,133
Bad debt                                                   -          1,625                   -              -
Rent                                                  20,441         15,927              23,072              -
Consulting                                           141,698        559,500              82,342              -
Compensation                                         654,438        127,525             245,465        186,799
Debenture penalty                                          -          9,225               2,175              -
Directors fees                                        14,622              -             225,150         12,000
Interest expense                                       2,927         26,643              15,054         11,447
Impairment of investments                                  -         45,331               3,250              -
Professional                                         447,633         77,728             109,892         20,000
                                             ------------------------------     ------------------------------
Total Operating Expenses                           1,629,934        966,060             800,623        305,379
                                             ------------------------------     ------------------------------

Net Investment and Pre-BDC Operating Loss         (1,629,934)      (966,060)           (646,924)      (159,078)

Other Income (Expense)
Loss on sale of available for sale securities              -              -             (64,738)             -
Loss on conversion of debt                                 -     (2,738,559)                  -              -
Other than temporary loss on for sale securities           -              -            (195,000)             -
Other income                                               -             33               4,536              -
Interest income                                          473             (8)                  8             11
                                             ------------------------------     ------------------------------
Other Income (Expense)                                   473     (2,738,534)           (255,194)            11
                                             ------------------------------     ------------------------------

Net Decrease in Net Assets (post BDC)
   and Net Loss (pre BDC)
Before Income Taxes                              $(1,629,461)   $(3,704,595)        $  (902,119)   $  (159,067)
                                             ==============================     ==============================
Income tax expense                                         -              -                   -         (4,397)
                                             ------------------------------     ------------------------------

Net Decrease in Net Assets (post BDC)
   and Net Loss (pre BDC)                        $(1,629,461)   $(3,704,595)        $  (902,119)   $  (163,464)
                                             ==============================     ==============================
Comprehensive Loss
Unrealized losses on available for
   sale securities                                         -              -            (139,052)       139,052
                                             ------------------------------     ------------------------------
Total Comprehensive Loss                         $(1,629,461)   $(3,704,595)        $(1,041,171)   $   (24,412)
                                             ==============================     ==============================

Note: To help the reader better understand our results of operations, all references below to 2005 represent the year ended April 30, 2005, which is a combination of the four months ended April 30, 2005 (operations as a BDC) and the eight months ended December 31, 2004 (operations prior to becoming a BDC). All references to 2004 represent the year ended April 30, 2004 as operations prior to becoming a BDC. All references to 2006 represent the year ended April 30, 2006 operations as a BDC).

Fiscal Year Ended April 30, 2006 versus Fiscal Year Ended April 30, 2005
------------------------------------------------------------------------

Investment and Pre-BDC Operating Income:

Investment and Pre-BDC Operating Income decreased $153,699, or
100%, to zero for 2006 from $153,699 for 2005. We had no investment income from our BDC operations for 2006. In 2005, we recorded $153,699 of consulting fees as operating income prior to becoming a BDC.

Operating Expenses:

Operating expenses decreased $136,749, or 8%, to $1,629,934 for 2006 from $1,766,684 for 2005. The decrease was primarily the result of a $500,144 decrease in consulting and a $210,528 decrease in directors' fees, offset by a $281,448 increase in compensation and a $260,013 increase in professional. The decrease in consulting and directors fees was primarily the result that prior to the Company becoming a BDC in 2005, these fees were paid primarily from the issuance of stock for services. The increase in compensation and professional was primarily from an increase in employee compensation, accounting and legal as a result of the Company becoming a BDC and the resulting increased requirements for employee and professional services.

Other Income (Expense):

Other income (expense) increased $2,994,201 of income, or 100%, to $473 of other income for 2006 from $2,993,728 of other expense in 2005. The increase was primarily due to a $2,738,559 loss on the exchange of debt to common stock in 2005 with no comparable item for 2006.

Income Tax Expense:

There was no income tax expense for either 2006 or 2005 due to the Company's decrease in net assets (post BDC) and net loss (pre
BDC).

Comprehensive Loss:

Comprehensive loss decreased $139,052, or 100%, to zero for 2006 from comprehensive loss of $139,052 in 2005. In 2005, the Company realized $139,052 of previous unrealized gains on available-for-sale securities of $185,000, offset by unrealized losses of $45,948.

Fiscal Year Ended April 30, 2005 versus Fiscal Year Ended April 30, 2004
------------------------------------------------------------------------

Investment and Pre-BDC Operating Income:

Investment and Pre-BDC Operating Income increased $7,398, or 5.1%, to $153,699 for 2005 from $146,301 for 2004. In September
2003, we entered into a consulting contract with Global Life Sciences, Inc. ("Global"), a publicly traded company. We provided consulting services to Global under this contract in exchange for $240,000 to be paid to us in the form of 1,200,000 restricted shares. In addition, we received an additional

300,000 free trading shares of their common stock, valued at $0.20 per share, based on the original agreement date. The term of the consulting agreement was for twelve (12) months and the common stock was payable on a quarterly basis. In January 2004, we received 300,000 shares and in July 2004, we received the remaining 1,200,000 shares as compensation for services. For the year ended April 30, 2004, we recorded $146,301 of the consulting fees as pre-BDC operating income and recorded $153,699 of consulting fees as pre-BDC operating income during the six months ended October 31, 2004 and had earned a total of $300,000 or 100% of the consulting fees from the inception of the contract as of October 31, 2004. We recorded the fees as pre-BDC operating income, pro-rata over the contract term in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services" based on the $0.20 fair value on the contract date.

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

Other Expense:

Other expense increased $2,993,739, or 26,868%, to $2,993,728 of other expense for 2005 from $11 of other income in 2004. The increase was primarily due to a $2,738,559 loss on the exchange of debt to common stock. The loss on exchange was comprised of two components:

  1. At January 31, 2005, we had $504,000 of 10% debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. An additional number of shares equal to 20% of the debenture principal exchange shares were granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures was in default as the term was for one year and the debenture provisions included a penalty of five percent for any default that occurs. As a result of the debenture exchange, we have recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

  2. From November 2004 through February of 2005, we received
     $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at 10% per annum, payable 90 days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we have recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $634,273 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

Income Tax Expense:

Income tax expense decreased $4,397, or 100% to zero for 2005 from $4,397 in 2004. The decrease was because in 2004, non-deductible stock issuances put the Company into a net income position and the recording of the applicable income tax expense. In 2005, there was no income tax due to the Company's net decrease in assets (post BDC) and net loss (pre BDC).

Comprehensive Loss:

Comprehensive loss increased $139,052, or 100%, from comprehensive income of $139,052 in 2004. The change was due to the realization in 2005 of previous unrealized gains on available-for-sale securities of $185,000, offset by unrealized losses of $45,948.

Liquidity and Capital Resources:

Cash was $32,401 at April 30, 2006 as compared to $11,703 at April 30, 2005 and working capital surplus was $15,230 at April 30, 2006 as compared to a working capital deficit of $129,629 at April 30, 2005. The change in working capital from a deficit in 2005 to a surplus in 2006 was primarily due to a significant use of cash for the payment of accounts payable and accrued expenses. Additionally, net assets increased $246,109 from a net liability position of $129,629 at April 30, 2005 to a net asset position of $116,480 at April 30, 2006.

Operating Activities

Cash used in operating activities was $1,656,922 for 2006 as compared to $532,816 for 2005. The increase in cash used resulted primarily from the increase in the net loss as described previously under "Results of Operations."

Investing Activities

Cash used in investing activities was $101,250 for 2006 compared to cash used in investing activities of $14,405 for 2005. The change in cash used was from a $100,000 issuance of a note receivable and a $1,250 investment in a minority owned non-controlled affiliate in 2006 compared to $14,405 of proceeds from the sale of available-for-sale securities in 2005.

Financing Activities

Cash flows provided by financing activities was $1,778,870 for 2006 compared to $521,350 for 2005. For 2006, the Company received $1,778,870 of proceeds from a private placement of common stock. In 2005, the Company received $86,350 of proceeds from a private placement of common stock, $247,000 of proceeds from the issuance of debentures and $188,000 of proceeds from the issuance of promissory notes.

Debt

We had no debt outstanding at April 30, 2006.

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

At January 31, 2005, we had $504,000 of 10% debentures outstanding. Utilizing an effective date of April 15, 2005, the entire $504,000 was exchanged for the Company's common stock at an exchange rate of $0.25 per share. An additional number of shares equal to 20% of the debenture principal exchange shares were granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures was in default as the term was for one year and the debenture provisions included a penalty of five percent for any default that occurs. As a result of the debenture exchange, we have recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt in the amount of $2,104,285 in the accompanying Statement of Operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering.

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

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of April 30, 2006, the Company has received $549,450 of proceeds from the issuance of the Units, representing 499,500 shares of common stock and 499,500 two-year warrants to purchase common stock at $2.00 per share.

In total for the combined private placements, the Company has received $1,865,220 of proceeds from the issuance of the Units, representing 1,695,655 shares of common stock and 1,695,655 two-year warrants to purchase common stock at $2.00 per share.

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

Liquidity

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures, promissory notes and the sale of our common stock. As discussed previously, we have had no revenues for 2006 and effective May 2, 2006, are no longer a BDC and are commencing a new business model as a merchant banking firm.
There is no guarantee that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures.

Presently, our only source of cash is from external financing in the form of the issuance of debt or the issuance of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and borrowings or the sale of our common stock under any financing structures we are able to secure that will be sufficient to meet our projected cash flow needs.

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

We are planning on obtaining additional cash proceeds from the issuance of our common stock and believe that we will have sufficient operating cash to meet our required expenditures for the next 12 months. For a further discussion related to our ability to have sufficient cash flow to meet our planned expenditures, please see "2006 Outlook," below.

Contractual Obligations and Commercial Commitments

We have no contractual obligations or commitments at either April
30, 2006, 2005 or 2004.

Off-Balance Sheet Arrangements

We have no Off-Balance Sheet arrangements at either April 30, 2006, 2005 or 2004.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The Company is in the process of evaluating the impact of changing from a BDC to an operating company but anticipates that the adoption of SFAS No. 154 will not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Previously, the adoption of SFAS 123 (Revised) would not have had an impact on the financial statements since the Company generally could no longer issue stock based compensation for services under the 1940 Act, except in certain approved circumstances. However, with the Company's May 2006 election to withdraw as a BDC, SFAS 123 (Revised) may have an impact and will require further evaluation by the Company.

2006 Outlook

The ability to implement our new business plan successfully will be heavily dependent on securing additional capital from the issuance of our common stock or through debt.

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2003 by incurring indebtedness from the issuance of debentures, promissory notes and the sale of our common stock. As discussed previously, we have had no revenues for 2006 and effective May 2, 2006, are no longer a BDC and are commencing a new business model as a merchant banking firm.
There is no assurance that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures. Additionally, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

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

Our investments are carried at fair value, as determined by the Board of Directors. We expect to value publicly traded shares at the closing price on the valuation date. We expect to value debt and equity securities that are not publicly traded, or that we are restricted from trading, at fair value as determined in good faith by our Board of Directors. In making such determination, we expect that the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, or other securities, we expect that the Board of Directors will determine the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned at other times.

Item 8. Financial Statements and Supplementary Data

See Item 15.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

As of April 30, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

                            PART III

Item 10. Directors and Executive Officers of the Registrant

The officers and directors of the Company are as follows:

Name                        Age          Position
------------------------------------------------------------------------
William J. Bosso             57          Chief Executive Officer
and Director
Matthew T. Henninger         39          President, Secretary and
Director
Bruce A. Hall                49          Chief Financial Officer
Robert Hunziker              52          Director
J.P. Baron                   45          Director
John Benton                  53          Director
Michael E. Marshall          48          Director
John A. Van Tuin             43          Director

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

William J. Bosso has served as chief executive officer of the Company since December 2004 and has served as one of Company's directors since October 2004. In July 2004, Mr. Bosso became a director and president of the Company but resigned from both positions in October 2004. Later that month, he was reappointed as a director of the Company and in December 2004 he was appointed as chief executive officer of the Company. Previously, he served as a director and president of Nortia Capital Partners, Inc., a Florida corporation ("Nortia Florida"), from April 2003 until December 2004, when it merged into the Company. Mr. Bosso has served as a consultant to privately and publicly held corporations for the past 15 years. From 1992 to 1993, he served as vice president of OCG Technologies, Inc., a medical appliance, healthcare software and medical billing company, and from 1994 to 1997, he served as president and CEO of Affinity Entertainment, Inc., a television and movie company. Prior to that, Mr. Bosso was an account executive with Paine Webber. Mr. Bosso has been a consultant to businesses in the telecommunications, insurance, airline, medical, entertainment, stock transfer, financial communications, restaurant, and golf equipment industries.

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

Bruce A. Hall was appointed chief financial officer of the Company in January 2006. Since May 2003, Mr. Hall has been a consultant providing financial and management services for several public and private companies. Additionally, since May 2004, Mr. Hall, as a consultant, has been the interim Chief Financial Officer of RG America, Inc., a publicly traded company that provides a broad array of synergistic products and services that addresses several key financial aspects of the commercial real estate market. Since January 2005, Mr. Hall, as a consultant, has been the interim Chief Executive Officer and Chief Financial Officer of Dent Zone International, Inc., a private company providing after market services for the automobile market. From May 1999 through May 2003, Mr. Hall was the Chief Financial Officer of Probex Corp., a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. Previously, he held senior level positions at Recognition Equipment, Inc., Harris Adacom Corporation, was a multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP.

Robert Hunziker was appointed chief financial officer and a director of the Company in May 2005. In January 2006, he resigned from his position as chief financial officer but remains a director of the Company. He is a consultant with National Restaurant Brokers ("NRB") in Atlanta, Georgia. NRB is a valuation and merger and acquisition firm specializing in the restaurant industry. Prior to joining NRB, Mr. Hunziker was an investment consultant with various insurance companies and banks. Mr. Hunziker was also an operations/audit consultant for the Ford Motor Company and started his career as a staff accountant for Price Waterhouse.

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

John Benton has served as a director of the Company since October 2004. He also served as a director of Nortia Florida from April 2003 until December 2004, when it merged with the Company. He also presently serves as a vice president of Hatfield Philips and as a Section 42 team leader responsible for all aspects of team direction, loan and property workouts, and investor communication. Mr. Benton joined Hatfield Philips (a Special Services of Lehman Brothers' Principal Transaction Group Debt and Equity Commercial Real Estate Portfolios) as a senior asset manager, in the Special Servicing and Workout Group. Mr. Benton has over 20 years of multifamily and commercial real estate experience. Mr. Benton came to Hatfield Philips, Inc. from Allied Capital Corporation where he was a vice president in charge of asset management and workouts.

Michael E. Marshall has served as a director of the Company since October 2004. He also served as president, chief financial officer, and secretary of the Company from October 2004 to December 2004. Mr. Marshall has been employed by Gibbs & Olson, Inc, a consulting engineering firm located in southwest Washington, since 1996 as a project engineer and project manager.

John A. Van Tuin was appointed a director of the Company in December 2004. Mr. Van Tuin is an "independent" director. Since 2002, Mr. Van Tuin has been a principal with Bradford Equities Management, L.L.C., a New York based Private Equity firm. For the four years prior to joining Bradford, Mr. Van Tuin was a Vice President at River Capital, Inc., a private equity firm in Atlanta, Georgia. During 1996 through 1998, he was employed by KPMG LLP, most recently as a Managing Director in its Corporate Finance & Health Ventures Group. In addition, Mr. Van Tuin worked at GE Capital and Heller Financial. He also worked at HK International LP, a private equity firm and for the past six hears has served as a Director of Consumer Product Enterprises, Inc.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee is presently composed of two persons - Messrs. Baron and Benton (Chair), each of whom is considered independent. The Company's Board of Directors has determined that J.P. Barron is the "audit committee financial expert" as defined under Item 401 of Regulation S-K of the 1934 Act. Messrs. Baron and Benton each meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended April 30, 2006, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

On August 29, 2005, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer
(the "Code of Ethics"). A copy of the Code of Ethics is filed as Exhibit 10.1 to the 2005 Form 10-K. The Code of Ethics is also available free of charge by writing to the Company at 400 Hampton View Court, Alpharetta, Georgia 30004. The Code of Ethics establishes procedures for personal investment and restricts certain transactions by our personnel. The Code of Ethics generally does not permit investment by our employees in securities that may be purchased or held by us. Any updates to the Code of Ethics will be disclosed by the Company on a Form 8-K.

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:

                                                                 Long Term Compensation
                                                        -----------------------------------------
                               Annual Compensation             Awards                       Payouts
-------------------------------------------------------------------------------------------------------------------------
  (a)                   (b)      (c)        (d)         (e)           (f)               (g)            (h)
                                                                   Restricted       Securities
Name                                                 Other Annual    Stock          Underlying/       LTIP      All Other
Position               Year   Salary($)   Bonus($) Compensation($) Award(s)($)(1)  Options/SARs(#)  Payouts($)   Comp($)
-------------------------------------------------------------------------------------------------------------------------
William J. Bosso       2004      17,500     -0-           -0-      80,000(1)           -0-            -0-          -0-
Director, CEO          2005      98,837     -0-           -0-      85,000(5)           -0-            -0-          -0-
                       2006     298,833     -0-           -0-        -0-               -0-            -0-          -0-

Harrysen Mittler  (4)  2004     -0-         -0-           -0-      92,000(2)           -0-            -0-          -0-
Director, Chief        2005     -0-         -0-           -0-      70,000(6)           -0-            -0-          -0-
Financial Officer (3)  2006     -0-         -0-           -0-        -0-               -0-            -0-          -0-

Matthew Henninger      2004     -0-         -0-           -0-        -0-               -0-            -0-          -0-
Director, President    2005      76,154     -0-           -0-      71,150(7)           -0-            -0-          -0-
                       2006     278,333     -0-           -0-        -0-               -0-            -0-          -0-

Robert Hunziker        2004     -0-         -0-           -0-        -0-               -0-            -0-          -0-
Director, Chief        2005     -0-         -0-           -0-      10,000(8)           -0-            -0-          -0-
Financial Officer(3)(9)2006     -0-         -0-      10,000(10)      -0-               -0-            -0-          -0-

Bruce A. Hall          2004     -0-         -0-           -0-        -0-               -0-            -0-          -0-
Chief                  2005     -0-         -0-           -0-        -0-               -0-            -0-          -0-
Financial Officer (9)  2006      35,000     -0-           -0-        -0-               -0-            -0-          -0-
-------------------------------------------------------------------------------------------------------------------------

(1) In March 2004, the Company granted 1,000,000 shares of its $0.001 par value Common Stock to William J. Bosso for his services as President of the Company. The shares were valued at $0.08 per share and $80,000 was recorded as compensation expense in the accompanying Financial Statements as there was no stated term or agreement.

(2) In March 2004, Mr. Mittler was elected Chief Financial Officer and a Director of the Company. The Company granted Mr. Mittler 1,150,000 shares of its $0.001 par value Common Stock a compensation for his services, 1,000,000 as Chief Financial Officer and 150,000 as a Director. The shares were valued at $0.08 per share and $80,000 was recorded as compensation expense and $12,000 as directors fees in the accompanying Financial Statements.

(3) Effective May 27, 2005, Harrysen Mittler resigned as Chief
Financial Officer and a director. In connection with his resignation, and effective May 31, 2005, Robert Hunziker was appointed Chief Financial Officer and a director.

(4) Mr. Mittler was a consultant for 2005 and therefore received no salary. However, he received $52,405 of payments that were recorded as consulting in the accompanying Statement of Operations.

(5) In October 2004, the Company granted 750,000 shares of its $0.001 par value Common Stock to William J. Bosso for his services as CEO of the Company. The shares were valued at $0.10 per share and $75,000 was recorded as compensation expense in the accompanying Financial Statements as there was no stated term or agreement. In October 2004, the Company granted 100,000 shares of its $0.001 par value Common Stock to Mr. Bosso for his services as a director of the Company. The shares were valued at $0.10 per share and $10,000 was recorded as director fees in the accompanying Financial Statements as there was no stated term or agreement.

(6) In October 2004, the Company granted 600,000 shares of its $0.001 par value Common Stock to Harrysen Mittler for his services as CFO of the Company. The shares were valued at $0.10 per share and $60,000 was recorded as compensation expense in the accompanying Financial Statements as there was no stated term or agreement. In October 2004, the Company granted 100,000 shares of its $0.001 par value Common Stock to Mr. Mittler for his services as a director of the Company. The shares were valued at $0.10 per share and $10,000 was recorded as director fees in the accompanying Financial Statements as there was no stated term or agreement.

(7) In June 2004, the Company granted 1,000,000 shares of its $0.001 par value Common Stock to Matthew Henninger for his services as President of the Company. The shares were valued at $0.001 per share and $1,000 was recorded as compensation expense in the accompanying Financial Statements as there was no stated term or agreement. In June 2004, the Company granted 150,000 shares of its $0.001 par value Common Stock to Mr. Henninger for his services as a director of the Company. The shares were valued at $0.001 per share and $150 was recorded as director fees in the accompanying Financial Statements as there was no stated term or agreement. In October 2004, the Company granted 600,000 shares of its $0.001 par value Common Stock to Mr. Henninger for his services as President of the Company. The shares were valued at $0.10 per share and $60,000 was recorded as compensation expense in the accompanying Financial Statements as there was no stated term or agreement s there was no stated term or agreement. In October 2004, the Company granted 100,000 shares of its $0.001 par value Common Stock to Mr. Henninger for his services as a director of the Company. The shares were valued at $0.10 per share and $10,000 was recorded as director fees in the accompanying Financial Statements as there was no stated term or agreement.

(8) In October 2004, the Company granted 100,000 shares of its $0.001 par value Common Stock to Robert Hunziker for his services as a director of the Company. The shares were valued at $0.10 per share and $10,000 was recorded as director fees in the accompanying Financial Statements as there was no stated term or agreement.

(9) Effective January 18, 2006, Robert Hunziker resigned as Chief
Financial Officer. In connection with his resignation, and effective the same date, Bruce A. Hall was appointed Chief
Financial Officer.

(10) Represents compensation expense for unpaid services provided by Rob Hunziker

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

No director received any type of compensation from the Company for serving in such capacity.

The Company has no investment adviser as defined in section
2(a)(20) of the 1940 Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 16, 2006, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, there were no persons that owned 25% or more of our outstanding voting securities and no person would be deemed to control us, as such term is defined in the 1940 Act. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

                                                 Number of Percentage
Name and Address of Owner        Shares Owned       of Class (1)
---------------------------------------------------------------------
William J. Bosso (3, 4)
400 Hampton View Court
Alpharetta, Georgia 30004          5,220,000           18.85%

Matthew T. Henninger (4)
555 West 5th Street
Los Angeles, California 90013      2,801,000           10.12%

Bruce A. Hall
836 Blue Jay Lane
Coppell, TX 75019                          -               -

Robert Hunziker
80 Johnson Ferry Road NE
Atlanta, Georgia 30328               200,000               *

John W. Benton, III
4609 Village Green Drive
Roswell, Georgia 30075               490,000            1.77%

J.P. Baron, II
701 Rossland Road East, Suite 382
Whitby, Ontario, Canada L1N 9K3      500,000            1.81%

Michael E. Marshall
6524 Elizan Drive NW
Olympia, Washington 98502            250,000            0.91%

John A. Van Tuin
255 Huguenot Street, #202
New Rochelle, New York 10801         250,000            0.91%


Harrysen Mittler
16-1375 Southdown Road, #126
Mississauga, Ontario L5J 2Z1
Canada                             3,667,068           13.24%
                                   --------------------------
All Officers and Directors as a
   Group (9 persons)              13,378,068           48.32%

--------------------------------------------------------------

*     Constitutes less than 1%

(1) Based upon 27,688,109 shares of Company's Common Stock outstanding and issuable as of June 16, 2006.

(2) Includes 200,000 shares of the Company's Common Stock issuable as a result of the conversion (at the current conversion ratio) of all of the Company's Convertible Preferred A Stock previously owned by such individual.

(3) Includes 400,000 shares held by Mr. Bosso's children, in respect of which shares, Mr. Bosso disclaims beneficial ownership.

(4) Excludes 125,000 shares for Mr. Bosso and 125,000 shares for
Mr. Henninger that are in the process of being cancelled.

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

In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and was classified in Due to Related Party. During the eight months ended December 31, 2004, the $3,000 was repaid in full.

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

Item 14. Principal Accountant Fees and Services

Our audit committee selected Salberg & Company, PA, as independent registered public accounting firm for the Company for the fiscal year ending April 30, 2006. Salberg & Company, PA, has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Salberg & Company, PA, in connection with statutory and regulatory filings. Fees incurred by the Company were an aggregate of $56,000 for each quarterly review associated with our Form 10-Q (or, prior to our becoming a BDC, our Form 10-QSB) filings and any amendments thereto and for the annual audit of the Company's financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Such fees aggregated $800 during the fiscal year ending April 30, 2006.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.
There were no tax service fees incurred by the Company during the fiscal year ending April 30, 2006.

All Other Fees: Other fees would include fees for products and services other than the services reported above. There were no other fees doing the fiscal year ending April 30, 2006.

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

Based on the Audit Committee's discussion with management and the independent registered public accounting firm, the Audit Committee's review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommends that the board of directors include the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, for filing with the SEC.

                             PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following audited financial statements and related documents are presented herein on the following pages:

Report of Independent Registered Public Accounting Firm             F-2

Balance Sheets                                                      F-3

Statements of Operations                                            F-4

Statements of changes in Stockholders' Equity (Deficiency)          F-5

Statement of Changes in Net Assets                                  F-8

Statements of Cash Flows                                            F-9

Schedule of Investments                                             F-10

Notes to Financial Statements                                       F-11


(b)     Exhibits

Exhibit No.    Exhibit Description
----------------------------------

3.1            Certificate of Incorporation of Nortia Capital
               Partners, Inc.[1]

3.2            Bylaws of Nortia Capital Partners, Inc.[1]

14             Code of Ethics[2]

31.1           Certification of the Chief Executive Officer of
               Nortia Capital Partners, Inc. pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.*

31.2           Certification of the Chief Financial Officer of
               Nortia Capital Partners, Inc. pursuant to Section
               302 of the Sarbanes-Act of 2002.*

32.1           Certification of the Chief Executive Officer of
               Nortia Capital Partners, Inc. pursuant to Section
               906 of the Sarbanes- Act of 2002.*

32.2           Certification of the Chief Financial Officer of
               Nortia Capital Partners, Inc. pursuant to Section
               906 of the Sarbanes-Act of 2002.*
               __________________________________________________

               *    Filed herewith

               [1]  Incorporated by reference to the Company's
                    Form 10-SB filed July 27, 1999.
               [2]  Incorporated by reference to the Company's
                    Form 10-K filed November 23, 2005.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTIA CAPITAL PARTNERS, INC.

                            By: /s/William J. Bosso
                               ---------------------------------
                                   William J. Bosso
                                   Chief Executive Officer

                            By: /s/Matthew Henninger
                               ---------------------------------
                                   Matthew Henninger
                                   President

                            By: /s/Bruce A. Hall
                               ---------------------------------
                                   Bruce A. Hall
                                   Chief Financial Officer

Date:   August 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                    Date
------------------------------------------------------------------------
/s/ WILLIAM J. BOSSO          Chief Executive Officer   August 15, 2006
    William J. Bosso          and Director

/s/ MATTHEW HENNINGER         President                 August 15, 2006
    Matthew Henninger         and Director

/s/ BRUCE A. HALL             Chief Financial Officer   August 15, 2006
   Bruce A. Hall

/s/ J. P. BARON               Director                  August 15, 2006
    J. P. Baron

/s/ JOHN BENTON               Director                  August 15, 2006
    John Benton

/s/ MICHAEL E. MARSHALL       Director                  August 15, 2006
    Michael E. Marshall

/s/ JOHN A. VAN TUIN          Director                  August 15, 2006
    John A. Van Tuin

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)

                                                                   Page No.

Report of Independent Registered Public Accounting Firm              F-2


Balance Sheets at April 30, 2006 and 2005                            F-3


Statements of Operations for the year ended April 30, 2006,
the four months ended April 30, 2005, the eight months ended
December 31, 2004, the year ended April 30, 2004 , and the
period from May 1, 2003 (inception of development stage) to
April 30, 2006                                                       F-4


Statements of Changes in Stockholders' Equity (Deficiency)
for the years ended April 30, 2006, 2005 and 2004                    F-5


Statement of Changes in Net Assets for the year ended
April 30, 2006 and the four months ended April 30, 2005              F-8


Statement of Cash Flows for the year ended April 30, 2006,
the four months ended April 30, 2005, the eight months ended
December 31, 2004, the year ended April 30, 2004, and the
period from May 1, 2003 (inception of development stage) to
April 30, 2006                                                       F-9


Schedule of Investments at April 30, 2006                            F-10


Notes to Financial Statements                                        F-11

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:
Nortia Capital Partners, Inc. (a development stage company)

We have audited the accompanying balance sheets of Nortia Capital Partners, Inc. (a development stage company), including the schedule of investments as of April 30, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year ended April 30, 2006, the four months ended April 30, 2005, the eight months ended December 31, 2004 and the year ended April 30, 2004 and for the period from May 1, 2003 (inception of development stage) to April 30, 2006, and the statement of changes in nets assets for the year ended April 30, 2006 and the four months ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 4 to the financial statements, securities amounting to $1,250 (1% of total assets and 1% of net assets) have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Nortia Capital Partners, Inc. (a development stage company), including the schedule of investments at April 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended April 30, 2006, the four months ended April 30, 2005, the eight months ended December 31, 2004 and the year ended April 30, 2004 and for the period from May 1, 2003 (inception of development stage) to April 30, 2006, and the statement of changes in nets assets for the year ended April 30, 2006 and the four months ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, net loss of $1,629,461 and net cash used in operations of $1,656,922 for the year ended April 30, 2006, an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $6,399,638 at April 30, 2006, respectively, raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 20, 2006

                       Nortia Capital Partners, Inc.
                       (A Development Stage Company)
                             Balance Sheets

                        ASSETS
                        ------
                                                        April 30,
                                              ---------------------------
                                                  2006            2005
                                              ---------------------------
Current Assets
Cash                                          $     32,401    $    11,703
Other receivable                                     4,150              -
                                              ---------------------------
Total Current Assets                                36,551         11,703
                                              ===========================

Investments
Investments in affiliates - minority-owned           1,250              -
                                              ---------------------------
Total Investments                                    1,250              -
                                              ---------------------------

Other Assets
Loan receivable                                    100,000              -
                                              ---------------------------
Total Other Assets                                 100,000              -
                                              ---------------------------
Total Assets                                       137,801         11,703
                                              ===========================

                       LIABILITIES
                       -----------
Current Liabilities
Accounts payable                                    17,193         87,171
Accrued expenses                                     4,128         54,161
                                              ---------------------------
Total Current Liabilities                           21,321        141,332
                                              ===========================

Net Assets                                         116,480       (129,629)
                                              ===========================

Commitments and Contingencies (Note 8)

            STOCKHOLDERS' EQUITY (DEFICIENCY)
            ---------------------------------
Preferred stock, Series A, $0.001 par
  value, 5,000,000 shares authorized
  Zero and 300,000 shares issued and
  outstanding                                 $          -            300
Common stock, $0.001 par value,
  50,000,000 shares authorized 22,813,254
  and 22,297,254 shares issued and
  outstanding                                       22,813         22,297
Common stock issuable, 4,874,855 and
  3,257,700 shares                                   4,875          3,258
Additional paid in capital                       6,500,828      4,713,791
Accumulated deficit                                (12,398)       (12,398)
Deficit accumulated during development stage    (6,399,638)    (4,770,177)
                                              ---------------------------
                                                   116,480        (42,929)
Less: Deferred consulting                                -        (86,700)
                                              ---------------------------
Total Stockholders' Equity (Deficiency)            116,480       (129,629)
                                              ===========================
Total Liabilities and Stockholders'
  Equity (Deficiency)                         $    137,801    $    11,703
                                              ===========================

Net Asset Value Per Share                     $      (0.00)   $     (0.01)
                                              ===========================


              See accompanying notes to financial statements.

                          Nortia Capital Partners, Inc.
                          (A Development Stage Company)
                           Statements of Operations

                                              Post Election as a Business      Pre Election as a Business
                                              ----                             ---                               Period from
                                                  Development Company              Development Company           May 1, 2003
                                             -----------------------------     -----------------------------     (Inception of
                                                Twelve           Four              Eight          Twelve         Development
                                             Months Ended    Months Ended      Months Ended    Months Ended       Stage) to
                                             Apr. 30, 2006   Apr. 30, 2005     Dec. 31, 2004   Apr. 30, 2004     Apr 30, 2006
                                             -----------------------------     -----------------------------     -------------
Investment and Pre-BDC Operating Income
Consulting income                            $           -   $           -     $     153,699   $     146,301     $     300,000
Investment income - portfolio investments
  Interest                                               -               -                 -               -                 -
  Dividends                                              -               -                 -               -                 -
                                             -----------------------------     -----------------------------     -------------
Total Investment and Pre-BDC Operating                   -               -           153,699         146,301           300,000

Operating Expenses
General and administrative                         348,175         102,556            94,223          75,133           620,087
Bad debt                                                 -           1,625                 -               -             1,625
Rent                                                20,441          15,927            23,072               -            59,441
Consulting                                         141,698         559,500            82,342               -           783,540
Compensation                                       654,438         127,525           245,465         186,799         1,214,228
Debenture penalty                                        -           9,225             2,175               -            11,400
Directors fees                                      14,622               -           225,150          12,000           251,772
Interest expense                                     2,927          26,643            15,054          11,447            56,071
Impairment of investments                                -          45,331             3,250               -            48,581
Professional                                       447,633          77,728           109,892          20,000           655,253
                                             -----------------------------     -----------------------------     -------------
Total Operating Expenses                         1,629,934         966,060           800,623         305,379         3,701,997
                                             -----------------------------     -----------------------------     -------------

Net Investment and Pre-BDC Operating Loss       (1,629,934)       (966,060)         (646,924)       (159,078)       (3,401,997)

Other Income (Expense)
Loss on sale of available for sale
  securities                                             -               -           (64,738)              -           (64,738)
Loss on conversion of debt                               -      (2,738,559)                -               -        (2,738,559)
Other than temporary loss on for sale
  securities                                             -               -          (195,000)              -          (195,000)
Other income                                             -              33             4,536               -             4,568
Interest income                                        473              (8)                8              11               485
Other Income (Expense)                                 473      (2,738,534)         (255,194)             11        (2,993,244)
                                             -----------------------------     -----------------------------     -------------

Net Decrease in Net Assets (post BDC) and
  Net Loss (pre-BDC) Before Income Taxes     $  (1,629,461)  $  (3,704,595)    $    (902,119)  $    (159,067)    $  (6,395,241)

Income tax expense                                       -               -                 -          (4,397)           (4,397)
                                             -----------------------------     -----------------------------     -------------
Net Decrease in Net Assets (post BDC)
  and Net Loss (pre BDC)                     $  (1,629,461)  $  (3,704,595)    $    (902,119)  $    (163,464)    $  (6,399,638)
                                             =============================     =============================     =============

Comprehensive Loss
Unrealized losses on available for sale
  securities                                             -               -          (139,052)        139,052                 -
                                             -----------------------------     -----------------------------     -------------
Total Comprehensive Loss                     $  (1,629,461)  $  (3,704,595)    $  (1,041,171)  $     (24,412)    $  (6,399,638)
                                             =============================     =============================     =============

Net Decrease in Net Assets (post BDC) and
  Net loss Per Share - Basic and Diluted     $       (0.06)  $       (0.16)    $       (0.07)  $       (0.07)    $       (0.40)
                                             =============================     =============================     =============
Weighted Average Shares                         26,708,109      22,627,384        13,522,418       2,225,000        16,058,278
                                             =============================     =============================     =============


                  See accompanying notes to financial statements

                          Nortia Capital Partners, Inc.
              Statements of Changes in Stockholders' Equity (Deficiency)
                     Years Ended April 30, 2006, 2005 and 2004

                                                                                                    Deficit
                                                     Common Stock                                    Accum.   Accumulated    Total
                 Preferred Stk.    Common Stock       Issuable         Addt'l                        During     Other      Stkhldrs
                 -------------- ------------------  ---------------   Paid-In    Accum.   Deferred  Devlpmnt Comprehensive   Equity
                 Shares  Amount Shares      Amount  Shares   Amount   Capital   Deficit  Consulting  Stage   Income (Loss)   (Def.)
                 ------------------------------------------------------------------------------------------------------------------
BALANCE AT
APRIL 30, 2003   $     - $    - $4,550,000 $4,550 $        - $     - $   2,841 $(12,398) $       - $        - $       -   $ (5,007)
 Common stock
 for compensation
 and directors
 fees-$0.16 per
 share                 -      -          -      -  4,300,000   4,300   167,700        -          -          -         -    172,000

 Unrealized
 gains on for
 sale
 securities,
 net                   -      -          -      -          -       -         -        -          -          -   139,052    139,052

 Net loss (pre
 BDC), year
 ended April
 30, 2004              -      -          -      -          -       -         -        -          -   (163,464)        -   (163,464)
                    ______________________________________________________________________________________________________________
BALANCE AT
APRIL 30, 2004         -      -  4,550,000  4,550  4,300,000   4,300   170,541  (12,398)         -   (163,464)  139,052    142,581

 Common stock
 for consulting
 - $0.015
 per share             -      -    270,000    270          -       -     3,780        -          -                           4,050

 Common stock
 for consulting
 - $0.0005
 per share             -      -     30,000     30          -       -       (15)       -          -          -         -         15

 Common stock
 for consulting
 - $0.505
 per share             -      -    250,000    250          -       -   126,000        -   (126,250)         -         -          -

 Common stock
 for consulting
 - $0.50
 per share             -      -     30,000     30          -       -    14,970        -          -          -         -     15,000

 Common stock
 for consulting
 - $0.505
 per share             -      -    450,000    450          -       -   226,800        -   (227,250)         -         -          -

 Common stock
 for legal
 - $0.05
 per share             -      -    200,000    200          -       -     9,800        -          -          -         -     10,000

 Common stock
 for compensation
 - $0.0005
 per share             -      -  2,000,000  2,000          -       -    (1,000)       -          -          -         -      1,000

 Common stock
 for compensation
 - $0.04
 per share             -      -  4,000,000  4,000 (4,000,000) (4,000)        -        -          -          -         -          -

 Common stock
 for compensation
  - $0.05
 per share             -      -  3,900,000  3,900          -       -   191,100        -          -          -         -    195,000

 Common stock
  for director
  fees - $0.0005
  per share            -      -    300,000    300          -       -      (150)       -          -          -         -        150

 Common stock
  for director
  fees - $0.04
  per share            -      -    300,000    300   (300,000)   (300)        -        -          -          -         -          -

 Common stock
  for director
  fees - $0.05
  per share            -      -  1,800,000  1,800          -       -    88,200        -          -          -         -     90,000

 Common stock
 for director
 fees - $0.54
 per share             -      -    250,000    250          -       -   134,750        -          -          -         -    135,000

 Recapital-
 ization         300,000    300  3,427,254  3,427          -       -  (172,057)       -          -          -         -   (168,330)

 Realized loss
 on for sale
 securities            -    -          -        -          -       -         -        -          -          -  (139,052)  (139,052)

 Amortization
 of deferred
 consulting            -    -          -        -          -       -         -        -     58,917          -         -     58,917

 Net loss (pre
 BDC), eight
 months ended
 December 31,
 2004                  -    -          -        -          -       -         -        -          -   (902,119)        -   (902,119)
                 _________________________________________________________________________________________________________________
BALANCE AT
DECEMBER 31,
2004             300,000  300 21,757,254   21,757          -       -   792,719  (12,398)  (294,583)(1,065,583)        -   (557,788)
                 =================================================================================================================

                See accompanying notes to financial statements

                         Nortia Capital Partners, Inc.
      Statements of Changes in Stockholders' Equity (Deficiency) (Continued)
                    Years Ended April 30, 2006, 2005 and 2004

                                                                                                    Deficit
                                                     Common Stock                                    Accum.   Accumulated    Total
                 Preferred Stk.    Common Stock       Issuable         Addt'l                        During     Other      Stkhldrs'
                 -------------- ------------------  ---------------   Paid-In    Accum.   Deferred  Devlpmnt Comprehensive   Equity
                 Shares  Amount Shares      Amount  Shares   Amount   Capital   Deficit  Consulting  Stage   Income (Loss)   (Def.)
                 -------------------------------------------------------------------------------------------------------------------
 Common stock
 for consulting
 - $0.73
 per share             -    -    300,000    300          -       -   218,700        -   (109,500)         -         -     109,500

 Common stock
 for consulting
 - $0.51
 per share             -    -    240,000    240          -       -   122,160        -   (122,400)         -         -           -

 Common stock
 for conversion
 of debentures         -    -          -      -  2,427,200   2,427 2,667,493        -          -          -         -   2,669,920

 Common stock
 for conversion
 of prom. notes        -    -          -      -    752,000     752   826,448        -          -          -         -     827,200

 Common stock for
 private placement     -    -          -      -     78,500      79    86,272        -          -          -         -      86,350

 Amortization of
 deferred
 consulting            -    -          -      -          -       -         -        -    439,783          -         -     439,783

 Net decrease in
 net assets (post
 BDC),four months
 ended April 30,
 2005                  -    -          -      -          -       -         -        -          -   (3,704,595)      -  (3,704,595)
                 ________________________________________________________________________________________________________________
 BALANCE AT
 APRIL 30, 2005  300,000  300 22,297,254 22,297  3,257,700   3,258 4,713,791  (12,398)   (86,700)  (4,770,177)      -    (129,629)


 Common stock
 from private
 placement -
 $1.10 per share       -    -          -      -  1,617,155   1,617 1,777,253        -          -          -         -   1,778,870

 Compensation
 expense for
 officer not
 being paid            -    -          -      -          -       -    10,000        -          -          -         -      10,000

 Amortization of
 deferred
 consulting            -    -          -      -          -       -         -        -     86,700          -         -      86,700

 Conversion of
 preferred
 stock to common
 stock          (300,000)(300)   600,000    600          -       -      (300)       -          -          -         -           -

 Common stock
 cancelled
 for termination
 of services           -    -    (84,000)   (84)         -       -        84        -          -          -         -           -

 Net decrease in
 net assets (post
 BDC), year ended
 April 30, 2006        -    -          -      -          -       -         -        -          - (1,629,638)        -  (1,629,461)
                _________________________________________________________________________________________________________________
BALANCE AT
APRIL 30, 2006         -    -  22,813,254 22,813 4,874,855   4,875 6,500,828 (12,398)          0 (6,399,638)        -     116,480
                =================================================================================================================


                      See accompanying notes to financial statements

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                    Statement of Changes in Net Assets


                                                 Year Ended       Four Months Ended
                                                  April 30,           April 30,
                                                    2006                2005
                                               ------------------------------------
Decrease in net assets from operations:
Impairment of investments                      $            -        $      (45,331)
Net operating losses                               (1,629,461)           (3,659,264)
                                               ------------------------------------

Net decrease in net assets from operations         (1,629,461)           (3,704,595)

Common Stock transactions                           1,778,870             4,132,754
Compensation expense for officer not
  being paid                                           10,000                     -
Amortization of deferred consulting                    86,700                     -
                                               ------------------------------------
Total increase in Net Assets                          246,109               428,159

Net Assets:
Beginning of Period                                  (129,629)             (557,788)
                                               ------------------------------------
End of period                                  $      116,480       $      (129,629)
                                               ====================================























See accompanying notes to financial statements

                       Nortia Capital Partners, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows


                                              Post Election as a Business      Pre Election as a Business
                                              ----                             ---                               Period from
                                                  Development Company              Development Company           May 1, 2003
                                             -----------------------------     -----------------------------     (Inception of
                                                Twelve           Four              Eight          Twelve         Development
                                             Months Ended    Months Ended      Months Ended    Months Ended       Stage) to
                                             Apr. 30, 2006   Apr. 30, 2005     Dec. 31, 2004   Apr. 30, 2004     Apr 30, 2006
                                             -----------------------------     -----------------------------     -------------
Cash Flows From Operating Activities:
Net decrease in net assets (post BDC) and
  net loss (pre BDC)                         $  (1,629,461)  $  (3,704,595)    $    (902,119)  $    (163,464)    $  (6,399,638)
Adjustments to reconcile net decrease in
  net assets (post BDC) and net loss
  (pre BDC) to net cash used in operations:

 Debenture issued for legal services                     -               -                 -           5,000             5,000

 Compensation expense for officer not
   being paid                                       10,000               -                 -               -            10,000

 Bad debt expense                                        -           1,625                 -               -             1,625

 Impairment of investments                               -          45,331             3,250               -            48,581

 Debenture issued for consulting services                -               -             7,000               -             7,000

 Loss on sale of available for sale
   securities                                            -               -            64,738               -            64,738

 Other than temporary loss on available
   for sale securities                                   -               -           195,000               -           195,000

 Compensation related to conversion of debt              -           2,000                 -               -             2,000

 Loss on conversion of debt                              -       2,738,559                 -               -         2,738,559

 Transfer of for sale securities for
   consulting services                                   -               -             2,100               -             2,100

  Provision for accounts receivable                      -               -                 -               -                 -

 Common stock issued for compensation                    -               -           196,000         160,000           356,000

 Common stock issued for directors fees                  -         124,500           225,150          12,000           237,150

 Common stock issued for consulting services             -               -             4,065               -           128,565

 Common stock issued for legal services                  -               -            10,000               -            10,000

 Amortization of deferred consulting                86,700         439,783            58,917               -           585,400

 Common stock based revenue                              -               -          (153,699)       (146,301)         (300,000)

Changes in operating assets and liabilities:

  Decrease in prepaid expenses                           -               -                 -             540               540

  Increase in other receivable                      (4,150)              -            (6,500)              -           (10,650)

  Increase (decrease) in employee receivable             -          26,932           (26,932)              -                 -

  Increase (decrease) in accounts payable          (69,978)         12,340             6,501           5,000           (46,137)

  Increase (decrease) in due to related party            -               0            (1,113)          1,113                 -

  Increase (decrease) in accrued expenses          (50,035)         28,514            69,837          14,824            63,141
                                             -----------------------------     -----------------------------     -------------
Net Cash Used In Operating Activities           (1,656,922)       (285,011)         (247,805)       (111,288)       (2,301,026)
                                             -----------------------------     -----------------------------     -------------

              See notes to accompanying financial statements

                        Nortia Capital Partners, Inc.
                        (A Development Stage Company)
                       Statement of Cash Flows (Continued)

                                              Post Election as a Business      Pre Election as a Business
                                              ----                             ---                               Period from
                                                  Development Company              Development Company           May 1, 2003
                                             -----------------------------     -----------------------------     (Inception of
                                                Twelve           Four              Eight          Twelve         Development
                                             Months Ended    Months Ended      Months Ended    Months Ended       Stage) to
                                             Apr. 30, 2006   Apr. 30, 2005     Dec. 31, 2004   Apr. 30, 2004     Apr 30, 2006
                                             -----------------------------     -----------------------------     -------------
Cash Flows From Investing Activities:
  Purchase of available for sale securities              -               -                 -         (49,948)          (49,948)
  Issuance of loan receivable                     (100,000)              -                 -               -          (100,000)
  Investments in affiliates - minority owned        (1,250)              -                 -               -            (1,250)
  Proceeds from sale of available for sale
    securities                                           -               -            14,405               -            14,405
                                             ---------------------------------------------------------------     -------------
Net Cash Provided By (Used In) Investing
  Activities                                      (101,250)              -            14,405         (49,948)         (136,793)

Cash Flows From Financing Activities:
  Proceeds from issuance of promissory
    notes                                                -         113,000            75,000               -           188,000
  Proceeds from sale of common stock             1,778,870          86,350                 -               -         1,865,220
  Proceeds from issuance of debentures                   -          50,000           197,000         170,000           417,000
                                             -----------------------------     -----------------------------     -------------
Net Cash Provided By Financing Activities        1,778,870         249,350           272,000         170,000         2,470,220

Net Increase (decrease) in Cash                     20,698         (35,661)           38,600           8,764            32,401
Cash at Beginning of Period                         11,703          47,364             8,764               -                 -
Cash at End of Period                        $      32,401   $      11,703     $      47,364   $       8,764     $      32,401
                                             =================================================================================


Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid during the period for:
  Interest                                   $           -   $           -     $           -   $           -     $           -
                                             =================================================================================
  Taxes                                      $           -   $           -     $           -   $           -     $           -
                                             =================================================================================

Supplemental Disclosure of Non-Cash Investing
and Financing Transactions:
=============================================

Debenture issued for available-for-sale
  securities                                 $           -   $           -     $           -   $      75,000     $      75,000

Unrealized gains on available-for-sale
  securities, net                                        -               -          (139,052)        139,052                 -

Recapitalization of accounts payable                     -               -            63,330               -            63,330

Common stock issuable for conversion of
  debentures and accrued interest                        -         552,235                 -               -           552,235

Common stock issuable for conversion of
  promissory notes and accrued interest                  -         192,927                 -               -           192,927

Common stock cancelled for termination
  of services                                           84               -                 -               -                84

Common stock issued for conversion of
  preferred stock                                      300               -                 -               -               300

          See accompanying notes to financial statements

                       Nortia Capital Partners, Inc.
                       (A Development Stage Company)
                         Schedule of Investments
                             April 30, 2006


                                                            Title of       Percentage of
                                                         Securities Held   Class Held on        At Apr. 30, 2006
                                                             By The           a Fully        ----------------------
           Company                        Industry           Company       Diluted Basis       Cost      Fair Value
-------------------------------------------------------------------------------------------------------------------
Investments - (1)(2)
-------------------------------------------------------------------------------------------------------------------
Avix Technologies, Inc. (3)               Telecom         Common Stock         11%           $   43,706   $       -

-------------------------------------------------------------------------------------------------------------------

BF Acquisition Group V, Inc. (3)          Shell           Common Stock         10%                1,625           -
-------------------------------------------------------------------------------------------------------------------

Knight Energy Corp. (3) (4)               Oil & Gas       Common Stock         7%                 1,250       1,250
-------------------------------------------------------------------------------------------------------------------

Total Investments - Minority Owned
Other Non-Controlled Affiliates                                                                  46,581       1,250
-------------------------------------------------------------------------------------------------------------------

Universal Capital Management, Inc. (3)    Investments     Common Stock         1%                 1,625           -
-------------------------------------------------------------------------------------------------------------------

IPI Fundraising, Inc. (3)                 Shell           Common Stock         1%                 1,625           -
-------------------------------------------------------------------------------------------------------------------

Total Investments - Unaffiliated Issuers                                                          3,250           -
-------------------------------------------------------------------------------------------------------------------

Total Investments                                                                            $   49,831   $   1,250
===================================================================================================================

Total Investments                                                                                49,831       1,250

Unearned Income                                                                                       -           -
                                                                                             ----------------------
Total Investments, net of Unearned Income                                                    $   49,831   $   1,250
                                                                                             ======================


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

(3)   Public company

(4)   Related Party





             See accompanying notes to financial statements

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


1.	HISTORY AND NATURE OF BUSINESS

Nortia Capital Partners, Inc. ("Nortia", "we", "us", "our", or the "Company") is a publicly held Atlanta, Georgia based business development company ("BDC") that provides debt and equity investment capital to companies in a variety of industries which it believes present opportunities for superior performance through liquidity events, internal growth, product, or geographic expansion, the completion of complimentary add-on acquisitions, or industry consolidations.

On January 4, 2005, we filed a Form N-54A with the United States Securities and Exchange Commission ("SEC") and elected to be treated as a BDC under sections 55 through 65 of the Investment Act of 1940 (the "Act"). Prior to our BDC election, we were in the start-up phase of operations and generally had a dormant operating history.

We have operated as a development stage company during the period covered by this report since we have not generated any revenue from our BDC business plan.

See Subsequent Events Note 12.

Pre-BDC Organizational History
------------------------------

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

Effective August 2, 2004, we changed our name to Nortia Capital
Partners, Inc.

On October 15, 2004, we entered into a Definitive Share Exchange Agreement (the "Exchange Agreement") with Global Life Sciences, Inc., a publicly traded Nevada corporation ("Global"), whereby it was contemplated that we would become a wholly owned subsidiary of Global. On December 2, 2004, the Exchange Agreement was consummated and, pursuant to its terms, we became a wholly owned subsidiary of Global in a transaction accounted for as a recapitalization of the Company (See Note 6 - Recapitalization). On December 3, 2004, we were merged with and into Global. Subsequent to the recapitalization, Global changed its name to "Nortia Capital Partners, Inc." As a result of the recapitalization, the Company is no longer a Florida corporation and is now organized under the laws of the State of Nevada.

Post-BDC Operations
-------------------

On January 4, 2005, the Board of Directors of the Company determined that it was in the best interest of the Company and its shareholders to file an election to be treated as BDC under the 1940 Act. As a result of its new status as a BDC, the Company planned to provide capital and advisory services for liquidity events, management buyouts, recapitalizations, and the growth and capital needs of emerging and growth companies.

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


The Company expected to invest in emerging and development-stage micro-cap companies that intended to be listed on US equity markets, including the OTC Bulletin Board, but which lack the necessary capital and depth of management to expand their businesses.

The Company's BDC investment objective was to generate both capital appreciation and, to a lesser extent, current income from its investments. In order to achieve this objective, we intended to invest in public and private companies in a wide array of industries, including manufacturing, distribution, and service industries, throughout the United States. We may also invest to a limited extent in selected foreign companies, to the extent that such investments are consistent with the limitations on such investing by BDCs under the 1940 Act. Furthermore, we plan to target emerging growth companies that have an executable business plan for growth and a well-managed infrastructure. Portfolio investments are held for purposes of deriving investment income and future capital gains.

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

The results of operations presented in the accompanying financial statements are divided into two classifications. The year ended April 30, 2006 and the four month period from January 1, 2005 through April 30, 2005 reflects the Company's results as a BDC. The year ended April 30, 2004 and the eight-month period from May 1, 2004 through December 31, 2004, reflects the Company's results prior to operating as a BDC. The results of operations from January 1, 2005 to January 3, 2005, the BDC election date, were not material. Accounting principles used in the preparation of the financial statements beginning January 1, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in January 2005.

On May 2, 2006, we filed form N-54C with the SEC formally withdrawing our election to be subject to the "Act", pursuant to the provisions of section 54(c) of the Act. Nortia has changed the nature of its business focus from investing, owning, holding, or trading in investment securities toward that of an operating company intending to pursue a business model whereby it will provide merchant banking-type services to small, private companies seeking to become publicly held and traded whose focus will developing a viable investment business plan - See Commitments and Contingencies Note 9 and Subsequent Events
Note 12.

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


2.  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,629,461 and net cash used in operations of $1,656,922 for the year ended April 30, 2006 as a BDC. Additionally, the Company has an accumulated deficit of $12,398 and a deficit accumulated during the development stage of $6,399,638 at April 30, 2006.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

Previously, the Company planned on generating future revenues as a BDC through direct investments into private companies, start-up companies, and through the opportunities provided by turnaround companies. However, as previously discussed in Note 1, the Company filed a form N-54C with the SEC in May 2006 withdrawing its election to be a BDC under the 1940 Act. As a result of this election, the Company has changed the nature of its business focus from investing, owning, holding, or trading in investment securities toward that of an operating company intending to pursue a business model whereby it will provide merchant banking-type services to small, private companies seeking to become publicly held and traded whose focus will developing a viable investment business plan

The time required for Nortia to become profitable from operations is highly uncertain, especially in light of the new business model discussed above. We cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures and working capital requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration
---------------------------------------

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" and in accordance with Article 6 of Regulation S-X, since the Company elected to be regulated as a Business
Development Company effective January 4, 2005.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934 (the "1934 Act"), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

Accounting Estimates
--------------------

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


conversion feature for debentures, valuation of the fair value of financial instruments, valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Loan Receivable
---------------

Loan receivable results from a $100,000 funding for a third-party company, however, no formal agreement for the terms of the funding had been completed as of April 30, 2006. Management has reviewed the loan receivable to determine collectibility and if the account should be charged off. The Company required no collateral for the loan receivable. Subsequent to April 30, 2006, a formal agreement was reached and the $100,000 loan receivable will be converted to an investment in common shares and warrants of a company.

Investments
-----------

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

For financial statement purposes, investments are recorded at their fair value. As of April 30, 2006, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon our evaluation, no impairment was determined for the years ended April 30, 2006 and 2005.

Beneficial Conversion Feature in Convertible Debentures
-------------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of receivables, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at April 30, 2006.

Valuation of Common Stock Issued for Services
---------------------------------------------

The Company issued common stock to several parties during the years ended April 30, 2005 and 2004. For all of these issuances, valuation was determined based upon the stock closing trade price on the date of grant.

Stock-Based Compensation
------------------------

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


Upon election as a BDC in January 2005, the Company generally is no longer allowed under the 1940 Act to grant stock based compensation for services, except in approved circumstances.

Revenue Recognition
-------------------

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

Revenues from the activities as a BDC which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies".

Concentration of Risk
---------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, receivables and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

The Company has received cash proceeds from two private placements as discussed further in Note 7 - Stockholders Equity (Deficiency). In total, through April 30, 2006 for the combined private placements, the Company has received $1,865,220 of proceeds, representing 1,695,655 shares of common stock and 1,695,655 two-year warrants to purchase common stock at $2.00 per share. The majority of these proceeds were from Europe.

During 2004 and 2005, all pre-BDC revenues were derived from the securities received under a consulting contract.

Income Taxes
------------

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

Net Loss per Common Share
-------------------------

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


presented in the accompanying Financial Statements for all share and per share data.

Comprehensive Loss
------------------

Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive gains (losses). Other comprehensive gains (losses) for the Company consists of unrealized gains (losses) related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity for pre-BDC periods.

Recent Accounting Developments
------------------------------

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply, to the Company.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non-monetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The Company is in the process of evaluating the impact of changing from a BDC to an operating company but anticipates that the adoption of SFAS No. 154 will not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Previously, the adoption of SFAS 123 (Revised) would not have had an impact on the financial statements since the Company generally could no longer issue stock based compensation for services under the 1940 Act, except in certain approved circumstances. However, with the Company's May 2006 election to withdraw as a BDC, SFAS 123 (Revised) may have an impact and will require further evaluation by the Company.

Reclassifications
-----------------

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.  LOAN RECEIVABLE AND INVESTMENTS

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


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

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. As of April 30, 2006, this transaction had not yet been consummated. Management anticipates that following the completion of transactions contemplated by the Share Exchange Agreement, the Company will register (or cause to be registered) and distribute as a special dividend to the stockholders of the Company, substantially all of the Company's shares in the Investment Sub.

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


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

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces markets and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately 6,000 supermarkets and
grocery stores.   As of April 30, 2006, the Company has funded the
entire $100,000 commitment and was working on a formal agreement for
the terms of the funding.   Accordingly, the $100,000 has been recorded
as a Loan Receivable in the accompanying Financial Statements (See Subsequent Events Note 12).

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006 Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that include four producing natural gas acquired the other 25% and now wells. Stephens County has been a successful producer of oil and gas over the last fifty years. Subsequently, Knight acquired the remaining 25% interest and now owns 100% of the independent oil and gas services company. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers & acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants. - See Related Party and Affiliate Transaction Note 10.

The following represents information about securities held with loss positions as of April 30, 2006 and 2005:


Securities in loss
------------------
positions more than    Aggregate            Aggregate
-------------------    ---------            ---------
12 months:          Unrealized Losses       Fair Value
----------          -----------------       ----------
Equity securities        $48,581            $       -
                         =======            =========

5.  INDEBTEDNESS

From May 2003 through January of 2005, we received $417,000 of cash proceeds from the issuance of debentures to several parties. The debenture terms were interest at ten percent (10%) per annum, payable in twelve (12) months from the date of the debenture and include a five percent (5%) penalty for any event of default. Additionally, at

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

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

In November 2003, we issued $75,000 of debentures in exchange for 100,000 shares of freely trading common stock in Global (see Note 4 - Loan Receivable and Investments).

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

At January 31, 2005, we had $504,000 of ten percent (10%) debentures
outstanding.   Utilizing an effective date of April 15, 2005, the
entire $504,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. Additionally, an amount equal to twenty percent (20%) of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a
penalty of five percent (5%) for any default that occurs.   As a
result of the debenture exchange, we recorded 2,419,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $2,104,285 in the accompanying statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering - See
Note 7 - Stockholders Equity (Deficiency).

From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties.
The promissory note terms are interest at ten percent (10%) per annum, payable in twelve ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $634,273 in the accompanying statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering - See Note 7 - Stockholders Equity (Deficiency).

6.  RECAPITALIZATION

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

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

As a result of the recapitalization, the Company is deemed to have issued 3,427,254 shares of common stock to the original shareholders of Global - See Note 7 - Stockholders' Equity (Deficiency). The net effect of the transaction is a credit to common stock of $3,427, credit to preferred stock of $300 and a debit to additional paid in capital for $172,057, which in total consists of the $63,330 assumed liability discussed previously and $105,000 for the cancellation of common stock held by the Company in Global. The financial statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of Global from the Transaction Date.

Previously in September 2004, a prior asset purchase and sale agreement between Global and another unrelated entity was rescinded making Global an inactive public shell. All liabilities and obligations of Global except the $63,330 of accounts payable discussed above were assigned to a prior officer of Global, pursuant to a mutual rescission agreement.

At April 30, 2006, there were 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under the mutual rescission agreement. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at April 30, 2006. As of April 30, 2006, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

7.  STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Structure
-----------------

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 22,813,254 were issued and outstanding at April 30, 2006. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 4,874,855 shares that issuable as of April 30, 2006. Including issuable shares, we have 27,688,109 shares outstanding and issuable as of April 30, 2006.

We were previously authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at July 31, 2005. In September 2005, such shares were converted into an aggregate of 600,000 post-split Common Shares and the authorization for Series A Preferred Stock has been cancelled. Accordingly, at April 30, 2006, the Company had no preferred stock outstanding.

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

$12,000 of directors fees as there was no formal employment agreement or stated term. At July 31, 2004, the shares were not issued and were recorded as Common Stock Issuable. In September 2004, the shares were issued and have been reclassed from Common Stock Issuable to Common Stock.

In May 2004, we entered into a consulting agreement with a third party whereby the consultant will provide corporate business development and consulting services for us. The term of the agreement is twelve (12) months and the consultant will receive a total of 480,000 shares of the Common Stock of the Company. Two hundred forty thousand (240,000) shares were granted and vested upon the execution of the agreement and the remaining shares will be earned at the rate of 20,000 shares monthly and issued on a quarterly basis. As of July 31, 2004, 270,000 shares were vested and were issued by the Company. From August 1, 2004 through January 31, 2005, an additional 60,000 shares were granted and vested, thus making the total shares granted and vested 330,000 at January 31, 2005. Of the 270,000 shares that were issued as of July 31, 2004 as discussed above, at the time of the issuance, there was no active trading market for the Company's common stock and we analyzed several methodologies to determine the value per share for the stock issuance. As a result of our research, we determined that the appropriate methodology was to utilize the net asset value of the Company immediately preceding the issuance of the shares and determined that the valuation was $0.015 per share, thus the 270,000 shares issued as of July 31, 2004 were valued on the issuance date at $4,050. Due to the immaterial amount of the valuation, the Company elected to expense the entire $4,050 in the accompanying statement of operations rather than recognize the amount evenly over the agreement term. Of the additional 60,000 shares issued between August 1, 2004 and January 31, 2005 as discussed above, 30,000 shares were issued during the three months ended October 31, 2004 and valued at a nominal value of $0.0005 per share because the net asset value of the Company immediately preceding the issuance of the shares was negative and could not be used. The other 30,000 shares vested during the three months ended January 31, 2005 were valued based upon the measurement date of December 31, 2004 at a value of $0.505 per share and the Company has recorded $30,000 of consulting expense in the statement of operations for the three months ended January 31, 2005. These 30,000 shares were issuable as of January 31, 2005 and were issued by the Company's transfer agent in March 2005. In February, the remaining 150,000 shares were issued and valued at $0.73 per share, the fair market value on the grant date of February 11, 2005 and the Company has recorded $109,500 of consulting expense in the accompanying
Statement of Operations.   These 150,000 shares were not issued as of
April 30, 2006 and have been recorded as Common Stock Issuable.

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

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

In January 2005, we granted 240,000 shares of our common stock to an individual for consulting services. The shares were valued at $0.51 per share, the closing stock price on the grant date of January 19, 2005, and we recorded $122,400 of deferred consulting, as the term of the consulting agreement was one year. As of January 31, 2006, the entire $122,400 of deferred consulting has been expensed and recorded as consulting expense in the accompanying Statement of Operations. The shares have not been issued as of April 30, 2006 and have been recorded as Common Stock Issuable in the accompanying financial statements.

In February 2005, we granted 150,000 shares of our common stock to a group for consulting services. The shares were valued at $0.73 per share, the closing stock price on the grant date of February 11, 2005, and we recorded $109,500 of deferred consulting, as the term of the consulting agreement was one year. The consulting agreement specified that up to 450,000 shares would be issued for services provided, based upon the fair market value of $0.73 per share on February 11, 2005. Subsequently, the Company and the consultant agreed to terminate the contract and no additional shares will be issued to the consultant.
As a result of the agreement termination, the entire $109,500 of deferred consulting has been recorded as amortization expense in the fiscal 2005 financial statements. Additionally, the 150,000 shares

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

had not been issued as of April 30, 2006 and have been recorded as Common Stock Issuable in the accompanying financial statements.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of April 30, 2006, the Company has received $549,450 of proceeds from the issuance of the Units, representing 499,500 shares of common stock and 499,500 two-year warrants to purchase common stock at $2.00 per share - See Subsequent Events Note 12.

In total for the combined private placements through April 30, 2006, the Company has received $1,865,220 of proceeds from the issuance of the Units ($86,350 and $1,778,870 in 2005 and 2006, respectively), representing 1,695,655 shares of common stock and 1,695,655 two-year warrants to purchase common stock at $2.00 per share - See Subsequent Events Note 12.

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

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

As a result of the recapitalization, the Company issued 300,000 shares of Series A Preferred Stock. In September 2005, the Company issued 600,000 post-split shares of common stock from the conversion of the 300,000 shares of Series A Preferred Stock discussed above. Additionally, the authorization for Series A Preferred Stock has been cancelled. Accordingly, at April 30, 2006, the Company had no preferred stock outstanding.

Warrants
--------

As discussed previously, in April 2005, the Company initiated a Private Placement Offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share. Each unit consists of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of April 30, 2006, the Company has received $549,450 of proceeds from the issuance of the Units, representing 499,500 shares of common stock and 499,500 two-year warrants to purchase common stock at $2.00 per share - See Subsequent Events Note 12.

In total for the combined private placements through April 30, 2006, the Company has received $1,865,220 of proceeds from the issuance of the Units ($86,350 and $1,778,870 in 2005 and 2006, respectively), representing 1,695,655 shares of common stock and 1,695,655 two-year warrants to purchase common stock at $2.00 per share - See Subsequent Events Note 12.

For the two private placement offerings discussed above, the warrants become exercisable at the closing date of the private placement offering.

The following table summarizes activity related to warrants during the years ended April 30, 2006, 2005 and 2004:


                                                       Weighted Average
                                 Number of Shares       Exercise Price
                                 ----------------      ----------------
Balance at April 30, 2003                       -          $          -
  Granted                                       -                     -
  Exercised                                     -                     -
  Forfeited                                     -                     -
                                      -----------          ------------

Balance at April 30, 2004                       -                     -
  Granted                                  78,500                  2.00
  Exercised                                     -                     -
  Forfeited                                     -                     -
                                      -----------          ------------

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004



Balance at April 30, 2005                  78,500                  2.00
  Granted                               1,617,155                  2.00
  Exercised                                     -                     -
  Forfeited                                     -                     -
                                      -----------          ------------
Balance at April 30, 2006               1,695,655          $       2.00
                                      ===========          ============

All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of warrants to purchase our common stock are summarized below:

----------------------------Warrants Outstanding-------------- ------Warrants Exercisable-----

                                      Weighted
                                       Average      Weighted                     Weighted
                       Number         Remaining      Average      Number         Average
Range of Exercise   Outstanding at   Contractural   Exercise   Exercisable at    Exercise
     Prices         Apr. 30, 2006        Life         Price    Apr. 30, 2006       Price
----------------------------------------------------------------------------------------------
     $2.00             1,695,655      2.00 years      $2.00      1,196,155         $2.00
     =====             =========      ==========      =====      =========         =====

8.  INCOME TAXES

There was no income tax for the year ended April 30, 2006 or from the twelve-month period aggregated from the four months ended April 30, 2005 and the eight months ended December 31, 2004 due to the Company's net loss. There was no income tax for the year ended April 30, 2004 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense
(computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                               Four Months      Four Months       Eight Months
                                                  Ended            Ended             Ended
                                                April 30,         April 30,       December 31,
                                                  2006              2005              2004
                                              -------------    --------------     -------------
Computed "expected" tax expense (benefit)     $   (554,016)    $  (1,259,562)     $    (306,720)
Stock based issuances                               32,878           191,856            168,005
Change in valuation allowance                      521,138         1,067,706            138,715
                                              -------------------------------------------------
Income tax expense                            $          -     $           -      $           -
                                              =================================================


       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


                                   April 30,       April 30,
                                     2006            2005
                                --------------  --------------
Deferred tax assets
  Net operating loss..........  $      884,158  $    1,114,869
                                --------------  --------------
Total deferred tax assets.....         884,158       1,114,869
Valuation allowance...........        (884,158)     (1,114,869)
Net deferred tax asset........  $            -  $            -
                                ==============  ==============


In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $884,158 for the year ended April 30, 2006 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,600,466 and expire in years through 2026.

Previously, in light of our election in January 2005 to be a BDC, we intended to elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. However, with the Company's filing of form N54C in May 2006 to not be treated as a BDC, the regulated investment company election will no longer be made.

9.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We have one office location, our corporate office in Atlanta, Georgia, and we currently do not have a lease and are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 10 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

In January 2005, the Company filed an election to become subject to the 1940 Act, such that it could commence conducting business as a BDC. The Company elected BDC status intending to provide debt and equity capital to companies that it believed presented opportunities for superior performance through liquidity events, recapitalizations, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company generally expected to invest in emerging and development-stage micro-cap companies that intended to be listed on U.S. equity markets, including the OTC Bulletin Board, but which otherwise lacked the necessary capital and depth of management to expand their businesses. Commensurate with those goals, in June 2005, the Company determined to begin an offering of shares of common stock as a BDC in accordance with the exemption from registration requirements of the Securities Act of 1933 (the "1933 Act") as provided by Regulation E. In connection with that prospective offering, the Company filed a Form 1-E with the SEC, which was subsequently reviewed and a comment letter issued (the "Comment Letter").

As a result, the Company understood that it may have been out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. In response to the Comment Letter, during fiscal 2006, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with several important provisions of that Act. Specifically, the Company determined that it had issued securities in return for services, potentially violating Section 23 of the 1940 Act, had granted shares of the Company's common stock as compensation to the Company's Chief Executive Officer and President and had neglected to adopt compliance policies and procedures. The Board of Directors, including the Directors who are not interested persons of the Company, reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Directors caused the Company to take

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

immediate and substantial steps to remediate the compliance failures, and the Company informed the SEC Staff of these steps. However, there can be no assurance that such steps will fully cure all of the 1940 Act compliance deficiencies to which the Company became subject, nor how any failure to cure those deficiencies will impact the Company in the future. Moreover, the Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company's resources.

Accordingly, after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of potential alternative business models, the Board determined that continuation as a BDC was not in the best interest of the Company and its shareholders and approved the recommendation, that the Company file a Form N-54C and withdraw its election to be registered as a BDC.

On May 2, 2006, the Form N-54C was filed with the SEC giving notification that the Company intends to pursue a business model whereby it would provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company will identify small private companies (the "Clients") and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, the Company proposes to receive shares of the Client, which will then be registered by the Client in its initial public offering. The Company anticipates that the shares it receives as compensation will be assessed at par value. The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC. Upon the Client's initial public offering, the Company will immediately distribute to its shareholders all of the Client's shares held. The Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. The Company's violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities can not be estimated by management as of this time. However, such liabilities, if incurred, could have a significant impact on the Company's ability to continue as a going concern.

When the Company ceases to be a BDC in May 2006, the shareholders will lose certain protections, including the following:

The Company will no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;
The Company will no longer be prohibited from protecting any director or officer against any liability to the Company or the Company's shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office

The Company will no longer be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement

The Company will no longer be required to ensure that a majority of the directors are persons who are not "interested persons," as that term is defined in section 56 of the 1940 Act, and certain persons that would be prevented from serving on the Company's board if it were a BDC (such as investment bankers) will be able to serve on the Company's board

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004

The Company will no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company's ability to issue warrants and options
The Company will be able to change the nature of its business and fundamental investment policies without having to obtain the approval of its shareholders

The Company will no longer be subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value

The Company will no longer be subject to the other provisions and protections set forth in Sections 55 through 64 of the 1940 Act and the rules and regulations promulgated thereunder. However, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders. In addition, withdrawal of the Company's election to be treated as a BDC will not affect the Company's registration under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act.

The withdrawal of the Company's election to be regulated as a BDC will result in a change in its method of accounting. BDC financial statement presentation and accounting uses the fair value method of accounting used by investment companies, which allows BDCs to value their investments at market value as opposed to historical cost and recognize unrealized gains or losses in operations. Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment and recognize unrealized gains or losses as a component of Stockholders' Equity. Changing the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in value of its holdings as they occur. The Company believes that, in light of its limited assets, the effect of the change in method of accounting should not be material. In accordance with generally accepted accounting principles, the change from a BDC to an operating company will be retrospectively applied to prior periods. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a "regular" corporation under Subchapter C of the Internal Revenue Code.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

10.  RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the SEC Regulation SX, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Affiliates.

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

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


In June and August 2004, we received advances totaling $3,000 from a company controlled by the wife of our Chief Executive Officer and was classified in Due to Related Party. During the eight months ended December 31, 2004, the $3,000 was repaid in full.

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

As discussed in Note 4 - Loan Receivable and Investments, in March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers & acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants. In addition to the common stock that Nortia has received for services, Knight has also granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 options to purchase Knight common shares with an exercise price of $.50 as well as 1,250,000 options to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately seven percent (7%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight.

11.  FINANCIAL INFORMATION

Following is a schedule of financial highlights for the year ended April 30, 2006, during which period the Company operated as a BDC:


                                                             Year
                                                            Ended
                                                       April 30, 2006
                                                       --------------
Per Share Data:
Net Asset Value at Beginning of Period (1)             $        (0.01)

Net Operating Loss (2)                                          (0.06)
Common stock transactions (2)                                    0.07
Compensation expense for officer not paid (2)                    0.00
Amortization of deferred consulting (2)                          0.00
Impairment losses on Investments (2)                            (0.00)
                                                       --------------

Net increase in Stockholders Equity (Deficiency)                 0.01
                                                       --------------

Net Asset Value at End of Period                       $         0.00
                                                       ==============

Per Share Market Value at End of Period                $         2.95
Total Return (2), (3)                                             103%
Common Stock Outstanding and Issuable at
  End of Period                                            27,688,109

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004



Ratio/Supplemental Data:
-----------------------

Net Assets at End of Period                            $      116,480
Ratio of Operating Expenses to Net Assets                       1,399%
Ratio of Operating Loss to Net Assets                           1,399%

(1) Based on Total Shares Outstanding and Issuable at beginning of period.

(2)	Based on Total Shares Outstanding and Issuable at end of period.

(3) Total return equals the increase of the ending market value over the April 30, 2005 price of $1.45 per share, divided by the beginning price.

12.  SUBSEQUENT EVENTS

In May 2006, the Company formally completed an agreement related to $100,000 of funding provided to AAPC - See Loan Receivable and Investments Note 4. The agreement grants the Company a non-controlling equity position for 750,000 shares of AAPC. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 will be converted to an investment in common shares of AAPC.

From May 1, 2006 through June 30, 2006, the Company received $239,030 of proceeds, representing 217,300 common shares and 217,300 warrants, from the January 2006 private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit")
- See Stockholders Equity (Deficiency) Note 7. Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. As of June 30, 2006, the Company has received $788,480 of proceeds from the issuance of the Units, representing 716,800 shares of common stock and 716,800 two-year warrants to purchase common stock at $2.00 per share.

In total for the combined private placements discussed in Stockholders Equity (Deficiency) Note 7, the Company has received $2,104,250 of proceeds from the issuance of the Units, representing 1,912,955 shares of common stock and 1,912,955 two-year warrants to purchase common stock at $2.00 per share.

                     Nortia Capital Partners, Inc.
                     Notes to Financial Statements
               Years Ended April 30, 2006, 2005 and 2004


13.     UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly operating results for the fiscal year ended April 30, 2006 and 2005:


Fiscal 2006                            First            Second           Third            Fourth
-----------                        -----------       ------------     ------------     ------------

Investment Income                  $         -       $          -     $          -     $          -

Net Investment Loss                   (377,787)          (526,505)        (372,711)        (352,931)

Net Decrease in Net Assets            (377,576)          (526,378)        (372,658)        (352,849)

Net Decrease in Net Assets
  Per Share - Basic and Diluted    $     (0.01)      $      (0.02)    $      (0.01)    $      (0.02)

----------------------------------------------------------------------------------------------------

Fiscal 2005                            First            Second           Third            Fourth
-----------                        -----------       ------------     ------------     ------------

Investment and Pre-BDC Operating
  Income                           $    60,000       $     93,699     $          -     $          -

Net Investment and Pre-BDC
  Operating Loss                       (57,989)           (82,573)        (664,623)        (717,523)

Net Decrease in Net Assets (post
  BDC) and Net Loss (pre BDC)         (152,989)          (186,773)        (722,562)      (3,544,390)

Net Decrease in Net Assets (post
  BDC) and Net Loss (pre BDC)
  Per Share - Basic and Diluted    $     (0.02)      $      (0.01)    $      (0.04)    $      (0.21)
----------------------------------------------------------------------------------------------------

Note:

The 2006 information reflects the Company operating as a BDC for the entire year The 2005 information reflects the Company operating as a BDC (post BDC) for the four months ended April 30, 2005 and as an operating company (pre BDC) for the eight months ended December 31, 2004.

The Board of Directors approved a two-for-one stock split of the Company's common shares. The record date for the split was February 28, 2005 and the pay date was March 3, 2005. In accordance with SFAS 128, the Company has retroactively presented the effect of the stock split for all periods presented in the above

Unaudited quarterly data for all per share amounts.