Form 10-Q
period 2006-07-31
NORTIA CAPITAL PARTNERS, INC.
filed 2006-09-14
CIK 1089773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2006

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                Commission File number:  0-26843
                                       --------------

                  Nortia Capital Partners, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         Nevada                                   90-025041
------------------------------                -------------------
  (STATE OR JURISDICTION OF                     (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


400 Hampton View Court, Alpharetta, Georgia         30004
-------------------------------------------   -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           (ZIP CODE)


 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 777-6795
                                                    ---------------


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

           Yes [ ]                              No [X]

     As of August 31, 2006, there were approximately 22,813,254 shares of common stock, $0.001 par value, issued and outstanding and 5,110,155 shares issuable and outstanding.

                  Nortia Capital Partners, Inc.
                         Form 10-Q Index
                          July 31, 2006

                                                                   Page
                                                                   ----
Part I-Financial Information

Item 1. Financial Statements                                         2

        Balance Sheets at July 31, 2006 (Unaudited)                  3

        Statement of Operations for the Three Months Ended
          July 31, 2006 and 2005 and for the period from
          May 1, 2006 (inception of development stage) to
          July 31, 2006 (Unaudited)                                  4

        Statement of Cash Flows for the Three Months Ended
          July 31, 2006 and 2005 and for the period from
          May 1, 2006 (inception of development stage) to
          July 31, 2006 (Unaudited)                                  5

        Notes to Financial Statements (Unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        23

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                33

Item 4. Controls and Procedures                                      34

Part II-Other Information

Item 1. Legal Proceedings                                            34

Item 1A. Risk Factors                                                35

Item 2. Unregistered Sales of Equity Securities and Use of
          Proceeds                                                   37

Item 3. Defaults upon Senior Securities                              38

Item 4. Submission of Matters to a Vote of Security Holders          38

Item 5. Other Information                                            38

Item 6. Exhibits                                                     39

Signatures                                                           40

                             PART I
                      FINANCIAL INFORMATION



Item 1-Financial Statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                         Balance Sheets


                 ASSETS
                 ------
                                                    July 31,           April 30,
                                                      2006                2006
                                                   (Unaudited)
                                                 ---------------     --------------
Current Assets
Cash                                             $        42,255     $       32,401
Other receivable                                             400              4,150
                                                 ---------------     --------------
Total Current Assets                                      42,655             36,551
                                                 ===============     ==============

Property and Equipment, net                                2,872                  -
                                                 ---------------     --------------

Investments
 Marketable Securities
   Available-for-sale equity securities at
   fair market value                                     200,000                  -

Non-Marketable Securities
 Non-marketable equity securities at cost                100,000                  -
 Related party non-marketable equity
   securities at cost                                      1,250              1,250
                                                 ---------------     --------------
     Total Non-Marketable Securities                     101,250              1,250

Total Investments                                        301,250              1,250
                                                 ---------------     --------------

Other Assets
Note receivable                                                -            100,000
                                                 ---------------     --------------
Total Other Assets                                             -            100,000

Total Assets                                     $       346,777     $      137,801
                                                 ===============     ==============

              LIABILITIES
              -----------

Current Liabilities
Accounts payable                                 $         5,000     $       17,193
Accrued expenses                                          35,395              4,128
                                                 ---------------     --------------
Total Current Liabilities                                 40,395             21,321
                                                 ===============     ==============

Commitments and Contingencies (Note 6)

          STOCKHOLDERS' EQUITY
          --------------------

Preferred stock, Series A, $0.001 par
  value, 5,000,000 shares authorized zero
  shares issued and outstanding                  $             -     $            -
Common stock, $0.001 par value, 50,000,000
  shares authorized 22,813,254 shares issued
  and outstanding                                         22,813             22,813
Common stock issuable, 5,110,155 and
  4,874,855 shares                                         5,110              4,875
Additional paid in capital                             6,759,422          6,500,828
Accumulated deficit                                   (6,412,035)           (12,398)
Deficit accumulated during development stage            (268,928)        (6,399,638)
Accumulated other comprehensive income                   200,000                  -
                                                 ---------------     --------------
Total Stockholders' Equity                               306,382            116,480
                                                 ===============     ==============

Total Liabilities and Stockholders' Equity       $       346,777     $      137,801
                                                 ===============     ==============


    See accompanying notes to unaudited financial statements.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                 Period from
                                                                                 May 1, 2006
                                                   Three Months Ended           (Inception of
                                                        July 31,              Development Stage)
                                               2006                2005        to July 31, 2006
                                          ---------------------------------   -----------------
Operating Expenses
General and administrative                $       77,817      $     111,595   $          77,817
Rent                                               5,404             12,077               5,404
Consulting                                         3,000             36,857               3,000
Compensation                                     117,610            129,760             117,610
Professional                                      65,218             87,498              65,218
                                          ---------------------------------   -----------------
Total Operating Expenses                         269,049            377,787             269,049
                                          ---------------------------------   -----------------

Operating Loss                                  (269,049)          (377,787)           (269,049)

Other Income (Expense)
Interest expense                                     (11)                 -                 (11)
Interest income                                      132                211                 132
                                          ---------------------------------   -----------------

Other Income (Expense)                               121                211                 121
                                          ---------------------------------   -----------------

Net Loss                                  $     (268,928)     $    (377,576)  $        (268,928)
                                          =================================   =================
Comprehensive  Gain
Unrealized gain on available for
  sale securities                                200,000                  -             200,000
                                          ---------------------------------   -----------------

Total Comprehensive Loss                  $      (68,928)     $    (377,576)  $         (68,928)
                                          =================================   =================

Net Loss Per Share - Basic and Diluted    $        (0.01)     $       (0.01)  $           (0.01)
                                          =================================   =================

Weighted Average Shares                       27,845,709         25,802,127          27,845,709
                                          =================================   =================










    See accompanying notes to unaudited financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                                      Period from
                                                                                      May 1, 2006
                                                        Three Months Ended           (Inception of
                                                             July 31,              Development Stage)
                                                    2006                2005        to July 31, 2006
                                               ---------------------------------   -----------------
Cash Flows From Operating Activities:
Net loss                                       $      (268,928)  $      (377,576)  $        (268,928)
Adjustments to reconcile net loss to net
  cash used in operations:
    Amortization of deferred consulting                      -            30,600                   -
Changes in operating assets and liabilities:
  Decrease in other receivable                           3,750                 -               3,750
  Decrease in accounts payable                         (12,193)          (59,357)            (12,193)
  Increase in accrued expenses                          31,268            19,799              31,268
                                               ---------------------------------   -----------------
Net Cash Used In Operating Activities                 (246,103)         (386,534)           (246,103)
                                               ---------------------------------   -----------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                    (2,872)                -              (2,872)
                                               ---------------------------------   -----------------
Net Cash Used In Investing Activities                   (2,872)                -              (2,872)
                                               ---------------------------------   -----------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock                    258,829          635,793             258,829
                                               ---------------------------------   -----------------
Net Cash Provided By Financing Activities               258,829          635,793             258,829
                                               ---------------------------------   -----------------

Net Increase in Cash                                      9,854          249,259               9,854
                                               ---------------------------------   -----------------

Cash at Beginning of Period                              32,401           11,703              32,401
                                               ---------------------------------   -----------------
Cash at End of Period                          $         42,255  $       260,962   $          42,255
                                               =================================   =================

Supplemental Disclosure of Cash Flow
Information:
------------------------------------
Cash paid during the period for:
Interest                                       $              -  $             -   $               -
                                               =================================   =================
Taxes                                          $              -  $  -              $               -
                                               =================================   =================

Supplemental Disclosure of Non-Cash
Investing and Financing Transactions:
-------------------------------------
Conversion of note receivable to
  non-marketable equity securities             $        100,000  $             -   $         100,000
Unrealized gains on available-for-sale
  equity securities, net                                200,000                -             200,000



    See accompanying notes to unaudited financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)


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

These unaudited financial statements should be read in conjunction with Nortia Capital Partners, Inc.'s ("Nortia", "we",
"us", "our", or the "Company") audited financial statements and notes thereto for the year ending April 30, 2006 included in the Company's Form 10-K filed with the SEC on August 16, 2006.

Previously, the Company's financial statements were prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" because the Company elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (the "1940 Act"), effective January 4, 2005. The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the year ended April 30, 2006.

Effective May 2, 2006, the Company filed a Form N-54C with the SEC withdrawing its election to be regulated as a BDC. The Company has commenced a new business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded, as discussed further under Note 2 - Nature of Operations.

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting. BDC financial statement presentation and accounting uses the fair value method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders' equity. In light of its limited assets, the effect of the change in method of accounting was not material. In accordance with generally accepted accounting principles, the change from a BDC to an operating company has been retrospectively applied to prior periods.

With the new business model, effective May 2, 2006, the Company has commenced a new development stage and has not generated any revenue to date from its new business model. The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

Note 2.   Nature of Operations and Summary of Significant
          Accounting Policies
          -----------------------------------------------

Nature of Operations
--------------------

Nortia is an Atlanta, Georgia based company that elected to become a BDC in January 2005, pursuant to the provisions of the 1940 Act. The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the period ended April 30, 2006. Effective May 2, 2006, the Company filed a Form N-54C with the SEC withdrawing its election to be regulated as a BDC. The Company has commenced a new business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded, as discussed further below. The ability of the Company to continue as a going concern is dependent on the Company's ability to implement its new business plan, raise capital, and generate revenues. There can be no assurance that the Company will be successful in implementing its revised business plan (See Note 3 - Going Concern for further discussion).


History of Company Development

Nortia was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company, with plans to seek business partners or acquisition candidates. Due to capital constraints, however, we were unable to continue with our original business plan. In March 2001, we ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses.

During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time, present management raised capital and commenced preparations to operate as a BDC, whereby we intended to operate as an investment company investing in small, private companies providing management advice.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

Prior to October 8, 2004, we had not filed our required reports in a timely manner with the SEC for the quarterly periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004
and the annual report on Form 10-KSB for the period ended April 30, 2004. On October 8, 2004, we filed all required reports. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.

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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

As a result, we planned to announce a number of investments in the future, each of which was to be designed to build an investment portfolio and enhance the Company's shareholder value. It was our intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. As a BDC, we expected to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. Additionally, we intended to provide fee based business expertise through in-house consultants and contract consultants.

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

On May 2, 2006, we filed Form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the Act. As of that date, the Company was no longer a BDC and now intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. However, as of the date of these unaudited financial statements, due to a recent increase in the value of one of its investments, the Company currently holds investment securities exceeding 40 percent of the Company's total assets. The management of the Company is making every effort to remediate this issue as soon as practicable. See
Note 4 - Investments & Loan Receivable and Note 9 - Subsequent
Events.

For the period between January 4, 2005 (commencement of our status as a BDC) and April 30, 2006, we explored certain investment opportunities. In July 2005, we entered into an agreement, as our first project, to acquire a minority equity interest in Holley Communications Investment, Inc. Additionally,

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

in March 2006, we acquired a minority interest in Knight Energy
Corp. The Company, however, never generated any revenue from its business as a BDC.

We previously intended to elect to be treated as an RIC under Subchapter M of the Code as soon as practicable. As a RIC, we generally would not have been taxed on investment company taxable income or realized net capital gains, to the extent that such taxable income or gains were distributed, or deemed to be distributed to stockholders on a timely basis. However, with the filing of Form N-54C with the SEC in May 2006 as discussed previously, the Company is no longer a BDC and will not qualify as a RIC.


New Business Model

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding, or trading in investment securities to that of an operating company intending to provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings. The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC. Upon the client company's initial public offering, the Company intends to immediately distribute to its shareholders a portion of the shares held. The Company intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. However, as of the date of these unaudited financial statements, due to a recent increase in the value of one of its investments, the Company currently holds investment securities exceeding 40 percent of the Company's total assets. The management of the Company is making every effort to remediate this issue as soon as practicable. See
Note 4 - Investments & Loan Receivable and Note 9 - Subsequent
Events.

In order to implement our new business model, we will need to either become licensed as a broker-dealer or acquire a licensed broker-dealer. In either case, we must apply for and obtain the requisite approvals of the National Association of Securities Dealers ("NASD"). There is no guarantee that we will obtain such NASD approvals within a reasonable time period or at all. Therefore, we may not be able to effect our business plan. In addition, the Company has not engaged in this line of business before and there is no guarantee that it will be successful in implementing the business plan, or that, if implemented, it will ever have revenues from the business.

Significant Accounting Policies
-------------------------------

Accounting Estimates
--------------------

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP"), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

estimates. Significant estimates in the accompanying financial statements include the determination of the fair value of financial instruments, the valuation of our investments and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Derivative Instruments
----------------------

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Beneficial Conversion Feature in Debentures
-------------------------------------------

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. If the Company issues convertible instruments, a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

Fair Value of Financial Instruments
-----------------------------------

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2006.

Stock-Based Compensation
------------------------

Prior to its election as a BDC, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("ABP 25") and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), which permits entities to provide pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS 123 had been applied.

The Company accounted for stock options or warrants issued to non-employees in exchange for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Effective May 1, 2006, the Company adopted SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (Revised) may have an impact and will require further evaluation by the Company.

Value of Investments
--------------------

The Company invests in various marketable equity instruments and accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note 4 - Investments and Loan Receivable).

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common
Stock" ("APB 18").

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three month periods ended July 31, 2006 and 2005, respectively.

Revenue Recognition
-------------------

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

Income (Loss) per Share of Common Stock
---------------------------------------

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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

At July 31, 2006, there were warrants to purchase 1,930,955 shares of the Company's common stock outstanding which may dilute future earnings per share. The July 31, 2006 total includes 1,196,155 warrants exercisable and 734,800 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

Comprehensive Income (Loss)
---------------------------

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

Note 3.   Going Concern
-----------------------

As reflected in the accompanying financial statements, the Company had a net loss of $268,928 and net cash used in operations of $246,103 for the three months ended July 31, 2006. Additionally, the Company reported a comprehensive loss during the three months ended July 31, 2006 of $68,928 and this amount included $200,000 of unrealized gains on available for sale equity securities. Additionally, the Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $268,928 at July 31, 2006.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its new business model, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating revenues from our new business model by providing merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small, private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings.

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


Note 4.   Investments and Loan Receivable
-----------------------------------------

In April and May 2004, we paid $6,500 for professional services for four companies and recorded a $1,625 receivable from each company. For three of these companies, we agreed to receive shares of their common stock instead of the cash due of $1,625

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

each. The remaining $1,625 from the final company is not collectible. All of these companies had a limited operating history and a significant stockholders' deficiency and there was no practical way to value the common stock. For the three companies that we received common stock, we recorded an impairment loss for the combined $4,875 of investments in our statement of operations for the year ended April 30, 2005. For the remaining company that we did not receive common stock from, we recorded $1,625 of bad debt expense in our statement of operations for the year ended April 30, 2005.

In June 2006, one of the companies that we received common stock for as discussed above commenced trading on the Over the Counter Bulletin Board and changed its name to Universal Capital Management, Inc. ("Universal"). Universal is a venture capital firm specializing in emerging growth and late stage companies. The firm primarily seeks to invest in the consumer products, business services, healthcare services, medical devices, and nanotechnology sectors. It invests in equity, equity related securities, a combination of debt and equity instruments, and well as other beneficial ownership interest including warrants, options, and convertible or exchangeable securities. The Company owns 50,000 common shares of Universal which it acquired in November 2004 for $1,625 and which represents a non-controlling position of approximately 1% of the outstanding common stock of Universal as of July 31, 2006. The last trade price of Universal was $4 per share on July 31, 2006 and the Company has valued the Universal investment at $200,000, and recorded this amount as an unrealized gain on available for sale equity securities in the stockholders' equity section of the accompanying financial statements as of July 31, 2006. In accordance with SFAS 115, the Company had classified the investment as an available-for-sale marketable security at fair value in the accompanying financial statements.

Due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an
"investment company" in the 1940 Act.    The Company is not
registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation.

The Company is considering all of the options available to it in order to comply with applicable regulations including, but not limited to, terminating its investment company status by selling sufficient shares of Universal. There can be no assurance as to if or how the Company will resolve the issues caused by its status as an unregistered investment company. See Note 2 - Nature of Operations and Summary of Significant Accounting Policies and
Note 9 - Subsequent Events.

In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of Avix Technologies, Inc. ("Avix"), a publicly held company that emerged from bankruptcy under Chapter 11 of the federal bankruptcy code. There was minimal active trading market for the shares and the company was in the process of developing its primary product to offer to the market. Accordingly, the Company recorded an impairment loss in fiscal year 2004 for the entire $43,706, which was classified as impairment of investments. In early August 2006, we determined that Avix had ceased business by filing for liquidation of its assets with the bankruptcy court. However, since the Company has previously impaired the entire investment, there is no effect on the financial statements of the Company.

In July 2005, the Company announced the execution of a definitive
Share Exchange Agreement by and among Holley Communications,

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. As of July 31, 2006, this transaction had not yet been consummated and, as of the date of these unaudited financial statements, management has serious doubt that the transaction will close as negotiated. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces markets and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through
approximately 6,000 supermarkets and grocery stores.   As of
April 30, 2006, the Company had funded the entire $100,000 commitment and was working on a formal agreement for the terms of
the funding.   Accordingly, the $100,000 was recorded as a Loan
Receivable in the Financial Statements as of April 30, 2006. In May 2006, the Company formally completed an agreement related to the $100,000 of funding provided to AAPC. The agreement grants the Company 750, 000 common shares of AAP, representing a non-controlling equity position of approximately 7% of AAPC as of July 31, 2006. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC. The Company evaluated the investment as of July 31, 2006 and since there is no trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of $100,000 has been utilized as the value as of July 31, 2006. In accordance with APB 18, the Company had classified the investment as a non-marketable security at cost in the accompanying financial statements.

In March 2006, the Company acquired 1,250,000 shares, representing a non-controlling equity position of approximately 7% of the common shares outstanding of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006, Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that include four producing natural gas acquired the other 25% and now wells. Stephens County has been a successful producer of oil and gas over the last fifty years. Subsequently, Knight acquired the remaining 25% interest and now owns 100% of the independent oil and gas services company. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value of zero under the Black-Scholes method. See Note 7 - Related Party Transactions.

In June 2006, Knight executed a stock exchange agreement with Integrated Technology Group, Inc. ("ITGI"), which, upon closing, will result in the former stockholders of Knight owning approximately 85 percent, or 16,762,500 shares, of the issued and outstanding common stock of ITGI. In connection with this transaction, ITGI has changed its name to Knight. ITGI securities are currently traded over-the-counter on the pink
sheets under the symbol "KNEC."   However, the stock exchange
agreement has not closed as of the date of these unaudited financial statements. Therefore, in accordance with APB 18, the Company had classified the investment as a non-marketable security at cost. Additionally, since the investment is with a related party, the Company has classified the investment separately as a related party transaction in the accompanying financial statements.

The following is a summary of the investments in available-for-sale marketable securities classified as a current asset at July
31, 2006:

                                     Gross            Gross
                                   Unrealized      Unrealized
                                    Gains in       Losses in
                                   Accumulated     Accumulated
                                      Other           Other
Available-for-Sale                Comprehensive   Comprehensive   Estimated Fair
  Securities:             Cost        Income          Income          Value
------------------      --------  -------------   -------------   --------------
Equity securities        $1,625     $ 200,000       $       -        $ 200,000
                         ======     =========       =========         ========


For all marketable securities accounted for as available-for-sale equity securities, the net unrealized gain for the three months ended July 31, 2006 was $200,000.


Note 5.   Stockholders' Equity
------------------------------

Capital Structure
-----------------

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 22,813,254 were issued and outstanding at July 31, 2006, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at July 31, 2006. As of July

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

31, 2006, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 5,110,155 shares that are issuable and outstanding at July 31, 2006. Including issuable shares, we have 27,923,409 shares outstanding and issuable as of July 31, 2006.

We were previously authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at July 31, 2005. In September 2005, such shares were converted into an aggregate of 600,000 post-split Common Shares and the authorization for Series A Preferred Stock has been cancelled. Accordingly, at July 31, 2006, the Company had no preferred stock authorized, issued and outstanding.

Common Stock and Common Stock Issuable
--------------------------------------

At January 31, 2005, we had $504,000 of ten percent (10%)
debentures outstanding.   Utilizing an effective date of April
15, 2005, the entire $504,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. Additionally, an amount equal to twenty percent (20%) of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five
percent (5%) for any default that occurs.   As a result of the
debenture exchange, we recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $2,104,285 in the statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties. The promissory note terms are interest at ten percent (10%) per annum, payable in ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $634,273 in the statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

purchase common stock at $2.00 per share. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of July 31, 2006, the Company has received $808,279 of proceeds from the issuance of the Units ($549,450 and $258,829 in fiscal years 2006 and 2007, respectively), representing 734,800 shares of common stock and 734,800 two-year warrants to purchase common stock at $2.00 per share. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through July 31, 2006, the Company has received $2,124,049 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $258,829 in fiscal years 2005, 2006 and 2007, respectively), representing 1,930,955 shares of common stock and 1,930,955 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

For the two private placement offerings discussed above, the warrants become exercisable at the closing date of the private placement offering. At July 31, 2006, there were warrants to purchase 1,930,955 shares of the Company's common stock, of which 1,196,155 warrants were exercisable and 734,800 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

The Company evaluated the 1,196,155 warrants from the April private placement that has closed and that are exercisable in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $803,000 was assigned to the warrants and was recorded to additional paid in capital as the warrants were a component of a private placement offering. The warrants from the second private placement offering will be evaluated when the offering is closed and the warrants become exercisable.

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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of July 31, 2006, the Company has received $808,279 of proceeds from the issuance of the Units ($549,450 and $258,829 in fiscal years 2006 and 2007, respectively), representing 734,800 shares of common stock and 734,800 two-year warrants to purchase common stock at $2.00 per share.

In total for the combined private placements, from April 2005 through July 31, 2006, the Company has received $2,124,049 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $258,829 in fiscal years 2005, 2006 and 2007, respectively), representing 1,930,955 shares of common stock and 1,930,955 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

For the two private placement offerings discussed above, the warrants become exercisable at the closing date of the private placement offering. At July 31, 2006, there were warrants to purchase 1,930,955 shares of the Company's common stock, of which 1,196,155 warrants were exercisable and 734,800 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

The Company evaluated the 1,196,155 warrants from the April private placement, that has closed and that are exercisable, in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $803,000 was assigned to the warrants and was recorded to additional paid in capital, as the warrants were a component of a private placement offering. The warrants from the second private placement offering will be evaluated when the offering is closed and the warrants become exercisable.


The following table summarizes activity related to warrants during the three months ended July 31, 2006:

                                                    Weighted Average
                                Number of Shares     Exercise Price
                                ----------------    ----------------
Balance at April 30, 2006              1,695,655          $     2.00
  Granted                                235,300                2.00
  Exercised                                    -                   -
  Forfeited                                    -                   -
                                       ---------          ----------
Balance at July 31, 2006               1,930,955          $     2.00
                                       =========          ==========


All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

The terms of exercisable warrants to purchase our common stock are summarized below:

                                        Weighted
                                         Average      Weighted                    Weighted
                         Number         Remaining     Average       Number        Average
Range of Exercise    Outstanding at    Contractural   Exercise   Exercisable at   Exercise
    Prices           July 31, 2006        Life          Price    July 31, 2006      Price
-----------------    --------------    ------------   ---------  --------------   ---------

    $2.00               1,930,955       2.00 years      $2.00       1,196,155        $2.00
    =====               =========       ==========      =====       =========        =====


Note 6.   Commitments and Contingencies
---------------------------------------

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Our corporate office is in Atlanta, Georgia, and we currently do not have a lease and are not paying rent for this space. It is being provided to the Company by an officer/director free of charge (See Note 7 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying unaudited financial statements. Additionally, we utilize executive office space in both New York and Los Angeles on a month-to-month basis. The cost of this space is recorded as office rent in the accompanying unaudited financial statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

As discussed in Note 4 - Investments and Loan receivable, due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation. See also Note 2 - Nature of Operations and Summary of Significant Accounting Policies and
Note 9 - Subsequent Events.

The Company is considering all of the options available to it in order to comply with applicable regulations including, but not limited to, terminating its investment company status by selling sufficient shares of Universal. There can be no assurance as to if or how the Company will resolve the issues caused by its status as an unregistered investment company.

Note 7.   Related Party Transactions
------------------------------------

As discussed in Note 6 - Commitments and Contingencies, for our corporate office in Atlanta, Georgia, we currently do not have a lease and we are not paying rent. It is being provided to the Company by an officer/director free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2006
                           (Unaudited)

corporate office space in the near future and that the cost of the space may be material to our operations.

As discussed in Note 4 - Investments and Loan Receivable, in March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers & acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately seven percent (7%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight.

Note 8.  Concentration of Risk
------------------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

Note 9.   Subsequent Events
---------------------------

In August 2006, Mike Marshall resigned his position as a director of the Company. There were no disagreements between Mr. Marshall and the Company on any matters related to the Company's operations, policies or practices.

In August 2006, Bruce A. Hall was appointed to the board in order to fill the position vacated by Mr. Marshall. Mr. Hall is the Chief Financial officer of the Company and was also elected to be the Chief Compliance Officer of the Company.

As discussed in Note 4 - Investments and Loan receivable, the Company owns 50,000 common shares of Universal which it acquired in November 2004 for $1,625 and representing a non-controlling position of approximately 1% of the outstanding common stock of Universal as of July 31, 2006. Due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation.

In September 2006, the Company initiated the process to sell its entire 50,000 common share position in Universal. The Company anticipates that the sale will occur before October 31, 2006 and that the Board will approve the sale. As a result of this action, the Company believes upon the sale of the common shares, it will no longer meet the definition of an "investment company" in the 1940 Act and therefore not be in violation of the 1940 Act.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our unaudited financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended April 30, 2006.

This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

     * economic downturns or recessions may impair our performance;


     * a contraction of available credit and/or an inability to access the equity markets could impair our activities;


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

Overview
--------

Nortia is an Atlanta, Georgia based firm that elected to become a BDC in January 2005, pursuant to the provisions of the 1940 Act. The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the period ended April 30, 2006. Effective May 2, 2006, the

Company filed a Form N-54C with the SEC withdrawing its election to be regulated as a BDC. The Company has commenced a new business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded, as discussed further below. The ability of the Company to continue as a going concern is dependent on the Company's ability to implement its new business plan, raise capital, and generate revenues. There can be no assurance that the Company will be successful in implementing its revised business plan.

Subsequent to our withdrawal as a BDC, Nortia has changed the nature of its business focus from investing, owning, holding, or trading in investment securities toward that of an operating company intending to pursue a business model whereby it will provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings. The Company will report shares it receives as compensation on its periodic reports filed with the SEC. Upon the initial public offering, the Company will immediately distribute to its shareholders a portion of the shares held. The Company intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

The Company owns 50,000 common shares of Universal Capital Management, Inc. (Universal"), which it acquired in November 2004 for $1,625 and which represent a non-controlling position of approximately 1% of the outstanding common stock of Universal as of July 31, 2006. The last trade price of Universal was $4 per share on July 31, 2006 and the Company has valued the Universal investment at $200,000, and recorded this amount as an unrealized gain on available for sale equity securities in the stockholders' equity section of the accompanying financial statements as of July 31, 2006. In accordance with SFAS 115, the Company had classified the investment as an available-for-sale marketable security at fair value in the accompanying financial statements.

Due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation.

The Company is considering all of the options available to it in order to comply with applicable regulations including, but not limited to, terminating its investment company status by selling sufficient shares of Universal. There can be no assurance as to if or how the Company will resolve the issues caused by its status as an unregistered investment company. See Recent Developments after Quarter End below for further discussion.

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

Recent Developments after Quarter End
-------------------------------------

In April 2004, we acquired 2,587,983 shares for a purchase price of $43,706 representing approximately 11% of Avix Technologies, Inc. ("Avix"), a publicly held company that emerged from bankruptcy under Chapter 11 of the federal bankruptcy code. There was a minimal active trading market for the shares and the company was in the process of developing its primary product to offer to the market. Accordingly, the Company recorded an impairment loss in fiscal year 2004 for the entire $43,706, which was classified as impairment of investments. In early August 2006, we determined that Avix had ceased business by filing for liquidation of its assets with the bankruptcy court. However, since the Company has previously impaired the entire investment, there is no effect on the financial statements of the Company.

In August 2006, Mike Marshall resigned his position as a director of the Company. There were no disagreements between Mr. Marshall and the Company on any matters related to the Company's operations, policies or practices.

In August 2006, Bruce A. Hall was appointed to the board in order to fill the position vacated by Mr. Marshall. Mr. Hall is the Chief Financial officer of the Company and was also elected to be the Chief Compliance Officer of the Company.

As discussed above, the Company owns 50,000 common shares of Universal which it acquired in November 2004 for $1,625 and which represent a non-controlling position of approximately 1% of the outstanding common stock of Universal as of July 31, 2006. Due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation.

In September 2006, the Company initiated the process to sell its entire 50,000 common share position in Universal. The Company anticipates that the sale will occur before October 31, 2006 and that the Board will approve the sale. As a result of this action, the Company believes upon the sale of the common shares, it will no longer meet the definition of an "investment company" in the 1940 Act and therefore not be in violation of the 1940 Act.

Going Concern
-------------

Our long-term viability as a going concern is dependent on certain key factors, as follows:

     * The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

     * The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     * The ability to obtain NASD approval to operate as a broker dealer in order to implement our intended business model.

As reflected in the accompanying financial statements, the Company had a net loss of $268,928 and net cash used in operations of $246,103 for the three months ended July 31, 2006. Additionally, the Company reported a comprehensive loss during the three months ended July 31, 2006 of $68,928 and this amount included $200,000 of unrealized gains on available for sale equity securities. Additionally, the Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $268,928 at July 31, 2006.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its new business model, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating revenues from our new business model by providing merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small, private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings.

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

Critical Accounting Estimates and Policies
------------------------------------------

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of our financial instruments, valuation of our investments, revenue recognition and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information, see
Note 2 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in this Quarterly Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Fair Value of Financial Instruments
-----------------------------------

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2006.

Valuation of Investments
------------------------

The Company invests in various marketable equity instruments and accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS 115").

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common
Stock" ("APB 18").

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three month periods ended July 31, 2006 and 2005, respectively.

Revenue Recognition
-------------------

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

Results of Operations
---------------------

Financial Analysis of the Three Months Ended July 31, 2006 and 2005
-------------------------------------------------------------------

                                            Three Months Ended
                                                 July 31,
                                           2006            2005
                                      ------------------------------
Operating Expenses
General and administrative            $      77,817    $     111,595
Rent                                          5,404           12,077
Consulting                                    3,000           36,857
Compensation                                117,610          129,760
Professional                                 65,218           87,498
                                      ------------------------------
Total Operating Expenses                    269,049          377,787
                                      ------------------------------

Operating Loss                             (269,049)        (377,787)

Other Income (Expense)
Interest expense                                (11)               -
Interest income                                 132              211
                                      ------------------------------

Other Income (Expense)                          121              211
                                      ------------------------------

Net Loss                              $    (268,928)   $    (377,576)
                                      ==============================

Comprehensive Gain
Unrealized gain on available for
  sale securities                           200,000                -
                                      ------------------------------

Total Comprehensive Loss              $     (68,928)   $    (377,576)
                                      ==============================


Three Months Ended July 31, 2006 Compared with Three Months Ended
July 31, 2005
-----------------------------------------------------------------

Revenues:
--------

There was no revenue for either 2006 or 2005. The Company has recently commenced a new development stage and new business model as previously discussed and had no revenues for the three months ended July 31, 2006.

Operating Expenses:
------------------

Operating expenses decreased $108,738, or 29%, to $269,049 for 2006 from $377,787 for 2005. The decrease was primarily the result of a $33,857 decrease in consulting, a $33,778 decrease in general and administrative and a $22,280 decrease in professional. The decrease in professional and consulting was primarily from a decrease in legal expense because in 2005, the Company was gearing up for the extensive requirements of being a BDC as compared to in 2006, the Company is now an operating company without those same requirements. The decrease in consulting was primarily from the amortization of a deferred consulting agreement in 2005 with no corresponding amount in 2006. The decrease in general and administrative was primarily from a decrease in analysis and research expense from 2005 to 2006 related to requirements of being a publicly traded company.

Other Income (Expense):
----------------------

Other income decreased $90 or 43% to $121 of income for 2006 from $211 of income in 2005. The decrease was due to a decrease in interest income earned on cash in the bank as a result of a significant decrease in cash from 2006 to 2005.

Comprehensive Gain:
------------------

Comprehensive gain increased $200,000 or 100% to $200,000 of income for 2006 from zero in 2005. The increase was due entirely to unrealized gains on available for sale equity securities.

Liquidity and Capital Resources
-------------------------------

To continue with our business plan, we will require additional short-term working capital. We have not generated any revenue or sufficient cash to fund our new business model operating activities for the next twelve months. Presently, our only source of cash is from external financing in the form of the issuance of our common stock. We cannot assure you that that we will obtain sufficient proceeds, if any, or that any proceeds obtained will be sufficient to meet our projected cash flow needs.

Cash was $42,255 at July 31, 2006 as compared to $32,401 at April 30, 2006. The increase in cash was the result of $258,829 of net proceeds from the sale of common stock, offset by $246,103 of cash used in operations and $2,872 for the purchase of property and equipment. The cash used in operations was primarily the result of $252,558 of net loss for the three months ended July 31, 2006.

Operating Activities:  Cash used in operating activities was
--------------------
$246,103 for 2006 as compared to $386,534 for 2005. The decrease in cash used resulted primarily from the decrease in the net loss from 2006 to 2005.

Investing Activities:  Cash used in investing activities was
--------------------
$2,872 in 2006 as compared to zero in 2005. All of the cash used in 2006 was from the purchase of property and equipment.

Financing Activities:  Cash flows provided by financing
--------------------
activities was $258,829 for 2006 as compared to $635,793 for 2005. The decrease in cash provided by financing activities was entirely due to a decrease in cash proceeds received by the Company from the sale of common stock.

As discussed previously, we have had no revenues for 2006 and effective May 2, 2006, are no longer a BDC and are commencing a new business model and a new development stage as a merchant banking firm. There is no guarantee that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures.

Presently, our only source of cash is from external financing in the form of the issuance of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and borrowings or the sale of our common stock under any financing structures we are able to secure will be sufficient to meet our projected cash flow needs.

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

Debt
----

We had no debt outstanding at July 31, 2006.

Equity Financing
----------------

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2005, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of July 31, 2006, the Company has received $808,279 of proceeds from the issuance of the Units ($549,450 and $258,829 in fiscal years 2006 and 2007, respectively), representing 734,800 shares of common stock and 734,800 two-year warrants to purchase common stock at $2.00 per share. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through July 31, 2006, the Company has received $2,124,049 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $258,829 in fiscal years 2005, 2006 and 2007, respectively), representing 1,930,955 shares of common stock and 1,930,955 two-year warrants to purchase common stock at $2.00 per share.

For the two private placement offerings discussed above, the warrants issued pursuant to each offering become exercisable at the closing date of each private placement offering. At July 31, 2006, there were warrants to purchase 1,930,955 shares of the Company's common stock, of which 1,196,155 warrants were exercisable and 734,800 warrants that become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

The Company evaluated the 1,196,155 warrants from the April private placement that has closed and that are exercisable in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $803,000 was assigned to the warrants and was recorded to additional paid in capital as the warrants were a component of a private placement offering. The warrants from the second private placement offering will be evaluated when the offering is closed and the warrants become exercisable.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

Contractual Obligations and Commitments
---------------------------------------

We have no contractual obligations and commitments at July 31, 2006.

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements at July 31, 2006.

Contingent Liabilities
----------------------

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Our corporate office is in Atlanta, Georgia, and we currently do not have a lease and are not paying rent for this space. It is being provided to the Company by an officer/director free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying unaudited financial statements. Additionally, we utilize executive office space in both New York and Los Angeles on a month-to-month basis. The cost of this space is recorded as office rent in the accompanying unaudited financial statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

As discussed previously, due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation. See also Note 2 - Nature of Operations and Summary of Significant Accounting Policies and Note 9 - Subsequent Events.

The Company is considering all of the options available to it in order to comply with applicable regulations including, but not limited to, terminating its investment company status by selling sufficient shares of Universal. There can be no assurance as to if or how the Company will resolve the issues caused by its status as an unregistered investment company.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The Company has evaluated the impact of changing from a BDC to an operating company and the adoption of SFAS No. 154 did not have a material effect on the Company's financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk
         ----------------------------------------------

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

Item 4.  Controls and Procedures
         -----------------------

As of July 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                             PART II

                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

On April 21, 2005, Mirador Consulting, Inc., filed a Complaint against Nortia Capital Partners, a Florida corporation and predecessor to us, in the County Court in and for Palm Beach County, Florida, styled as Mirador Consulting, Inc., a Florida corporation, Plaintiff, vs. Nortia Capital Partners, Inc., a Florida corporation, Defendant, Case No. 502005CC004932XXXXSB DIV RD. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004. Pursuant to the terms of that agreement, Mirador received shares in our Company.

On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist.

In June 2005, the court entered a judgment of default against the Florida defendant. A motion to set aside the judgment against the defendant was granted on August 30, 2005. A Motion to Dismiss the Complaint with Prejudice was filed on September 16, 2005 and remains pending. We believe that both the Florida defendant and we have meritorious defenses to the Complaint.

On September 1, 2005, we filed a Complaint against Mirador in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. The case is styled Nortia Capital Partners, Inc., a Nevada corporation v. Mirador Consulting, Inc., a Florida corporation, Case No. 50 2005 CA 008373 XXXX MB AN. We are seeking a Declaratory Judgment from the Court declaring that Mirador is not entitled to retain any of its shares in our Company and that those shares should be cancelled of record.

On November 1, 2005, Mirador filed its Answer and Affirmative Defenses to the Complaint, as well as a Counterclaim and Third Party Complaint. Mirador is claiming that it performed the required services under the consulting agreement and that it is, therefore, entitled to retain its shares in our Company and to receive $10,000.00 it claims is due to it under the consulting agreement. Mirador also claims other unspecified damages due to our Company's refusal to issue Mirador an original stock certificate for additional shares resulting from our Company's stock split on or about February 28, 2005. In its Third Party Complaint, Mirador also named our President, among others, and alleged causes of action for tortuous interference with contractual rights and conspiracy with the Company in respect of such shares. Our charter and bylaws provide indemnification rights to our executive officers and directors.

We believe that all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our Complaint.

Item 1A.  Risk Factors
          ------------

An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of losing their investment for an indefinite period. Except as disclosed below, no risk factors have changed that were previously disclosed in the Company's form 10-K filed August 16, 2006. The following specific risks, not listed in any particular order of priority, and the risks described previously in the Company's 10-K filed August 16, 2006, should be considered carefully in evaluating the Company, its business, and its common stock.


We have previously suffered significant operating losses.
--------------------------------------------------------

As reflected in the accompanying financial statements, the Company had a net loss of $268,928 and net cash used in operations of $246,103 for the three months ended July 31, 2006. Additionally, the Company reported a comprehensive loss during the three months ended July 31, 2006 of $68,928 and this amount included $200,000 of unrealized gains on available for sale equity securities. Additionally, the Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $268,928 at July 31, 2006.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its new business model, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating revenues from our new business model by providing merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings. The Company anticipates that the shares it receives as compensation will be assessed at par value.

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

We have a limited operating history which may affect our ability to manage our business and may impair your ability to assess our prospects.
----------------------------------------------------------------

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

We may not be able to obtain the regulatory approvals necessary to implement our new business plan.
---------------------------------------------------------------

In order to implement our new business model, we will need to either become licensed as a broker-dealer or acquire a licensed broker-dealer. In either case, we must apply for and obtain the requisite approvals of the NASD. There is no guarantee that we will obtain such NASD approvals within a reasonable time period or at all. Therefore, we may not be able to effect our business plan.

The Company is subject to the underlying risks of the new,
developing businesses which the Company will assist.
----------------------------------------------------------

Effective May 2, 2006, the Company is pursuing a business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company will identify small private companies (the "Clients") and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of each Client, which will then be registered by the Client in its initial public offering. Successful growth of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. Moreover, the Company's task of identifying and helping to build successful new and emerging enterprises is difficult. There can be no assurance that the Company will be successful in identifying and developing these ventures.

The Company may continue to be deemed an "investment company"
subject to regulation under the 1940 Act.
-------------------------------------------------------------

Under the new business model as a merchant bank, the Company intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. The regulations under the 1940 Act are complex. There is a risk that the Company will perform an activity such that it meets the criteria as an "investment company" and will be subject to the 1940 Act requirements. Under the Company's new business model as a merchant banking firm, it will acquire shares in Clients. Accordingly, the Company must ensure that these shares of Clients do not put the Company in the business of "investing, reinvesting or trading in securities." The consequences of such an event would result in significant financial and regulatory liability to the Company.

The Company may hold investment securities having a value
exceeding 40 percent of the Company's assets at any one time.
------------------------------------------------------------

The Company must ensure that shares of Clients do not exceed 40 percent of the Company's assets at any one time. The consequences of such an event are would result in significant financial and regulatory liability to the Company.

As discussed previously, the Company owns 50,000 common shares of Universal which it acquired in November 2004 for $1,625 and which represents a non-controlling position of approximately 1% of the outstanding common stock of Universal as of July 31, 2006. Due to the recent increase in the value of the Universal shares, as of July 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation.

In September 2006, the Company initiated the process to sell its entire 50,000 common share position in Universal. The Company anticipates that the sale will occur before October 31, 2006 and that the Board will approve the sale. As a result of this action, the Company believes upon the sale of the common shares, it will no longer meet the definition of an "investment company" in the 1940 Act and therefore not be in violation of the 1940 Act.

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds
         --------------------------------------------------

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2005, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of July 31, 2006, the Company has received $808,279 of proceeds from the issuance of the Units ($549,450 and $258,829 in fiscal years 2006 and 2007, respectively), representing 734,800 shares of common stock and 734,800 two-year warrants to purchase common stock at $2.00 per share. As of July 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through July 31, 2006, the Company has received $2,124,049 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $258,829 in fiscal years 2005, 2006 and 2007, respectively), representing 1,930,955 shares of common stock and 1,930,955 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

Item 3.  Defaults upon Senior Securities
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

Item 5.  Other Information
         -----------------

In August 2006, Mike Marshall resigned his position as a director of the Company. There were no disagreements between Mr. Marshall and the Company on any matters related to the Company's operations, policies or practices.

In August 2006, Bruce A. Hall was appointed to the board in order to fill the position vacated by Mr. Marshall. Mr. Hall is the Chief Financial officer of the Company and was also elected to be the Chief Compliance Officer of the Company.

Item 6.  Exhibits
         --------

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.            Description of Exhibit
-----------            ----------------------

   3.1         Certificate of Incorporation of Nortia Capital
               Partners, Inc.  [1]

   3.2         Bylaws of Nortia Capital Partners, Inc.[1]

   14          Code of Ethics [2]

   23          Consent of Salberg & Company, P.A. [3]

  31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

  31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

  32.1*        Certification of Chief Executive Officer pursuant to
               section 906 of The Sarbanes-Oxley Act of 2002.*

  32.2*        Certification of Chief Financial Officer pursuant to
               section 906 of The Sarbanes-Oxley Act of 2002.*

*    Filed herewith
[1]  Incorporated by reference to the Company's Form 10-SB filed
     July 27, 1999.
[2]  Incorporated by reference to the Company's Form 10-K filed
     November 23, 2005
[3]  Incorporated by reference to the Company's Form 10-K filed
     August 16, 2006

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTIA CAPITAL PARTNERS, INC.
                                    -----------------------------
                                           (Registrant)


Date:  September 14, 2006           /s/ William Bosso
                                    -----------------------------
                                    William Bosso
                                    Chief Executive Officer



Date:  September 14, 2006           /s/  Bruce A. Hall
                                    -----------------------------
                                    Bruce A. Hall
                                    Chief Financial Officer