Form 10-Q
period 2006-10-31
NORTIA CAPITAL PARTNERS, INC.
filed 2006-12-12
CIK 1089773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2006
                                     ----------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                  Commission File number:  0-26843

                    Nortia Capital Partners, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


Nevada	90-025041
------------------------------                 -------------------
  (STATE OR JURISDICTION OF                      (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


      400 Hampton View Court, Alpharetta, Georgia     30004
      --------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 777-6795
                                                   ----------------


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

        Yes [ ]                                    No [X]

As of November 15, 2006, there were approximately 26,494,054 shares of common stock, $0.001 par value, issued and outstanding and 1,964,955 shares issuable.

                   Nortia Capital Partners, Inc.
                         Form 10-Q Index
                        October 31, 2006

                                                                  Page
                                                                  ----
Part I-Financial Information

Item 1. Financial Statements                                       2

        Balance Sheets at October 31, 2006 (Unaudited)             3

        Statement of Operations for the Six and Three
        Months Ended October 31, 2006 and 2005 and for
        the period from May 1, 2006 (inception of
        development stage) to October 31, 2006 (Unaudited)         4

        Statement of Cash Flows for the Six Months Ended
        October 31, 2006 and 2005 and for the period from
        May 1, 2006 (inception of development stage) to
        October 31, 2006 (Unaudited)                               5

        Notes to Financial Statements (Unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      22

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                              31

Item 4. Controls and Procedures                                    31

Part II-Other Information

Item 1. Legal Proceedings                                          32

Item 1A. Risk Factors                                              33

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds                                            35

Item 3. Defaults upon Senior Securities                            38

Item 4. Submission of Matters to a Vote of Security Holders        36

Item 5. Other Information                                          36

Item 6. Exhibits                                                   36

Signatures                                                         37

                              PART I
                       FINANCIAL INFORMATION


Item 1-Financial Statements

                   Nortia Capital Partners, Inc.
                   (A Development Stage Company)
                          Balance Sheets

                                             October 31,      April 30,
                                             ---------------------------
                                                2006             2006
                                             -----------     -----------
                       ASSETS
                       ------
Current Assets
Cash                                         $    13,962     $    32,401
Accounts receivable - related party               65,000               -
Other receivable                                  50,000           4,150
                                             -----------     -----------
Total Current Assets                             128,962          36,551
                                             ===========     ===========

Property and Equipment, net                        2,872               -
                                             -----------     -----------

Investments
 Non-Marketable Securities
   Related party non-marketable equity
     securities at cost                            1,250           1,250
   Non-marketable equity securities at cost      100,000               -
                                             -----------     -----------
      Total Non-Marketable Securities            101,250           1,250

Total Investments                                101,250           1,250
                                             -----------     -----------

Other Assets
Loan receivable                                        -         100,000
                                             -----------     -----------
Total Other Assets                                     -         100,000
                                             -----------     -----------
Total Assets                                     233,084         137,801
                                             ===========     ===========

                    LIABILITIES
                    -----------
Current Liabilities
Accounts payable                                       -          17,193
Accrued expenses                                  40,313           4,128
                                             -----------     -----------
Total Current Liabilities                         40,313          21,321
                                             ===========     ===========

Commitments and Contingencies (Note 6)

              STOCKHOLDERS' EQUITY
              --------------------
Preferred stock, Series A, $0.001
  par value, 5,000,000 shares authorized
  No shares issued and outstanding           $         -               -
Common stock, $0.001 par value, 50,000,000
  shares authorized 26,494,054 and
  22,813,254 shares issued and outstanding        26,494          22,813
Common stock issuable, 1,964,955 and
  4,874,855 shares                                 1,965           4,875
Additional paid in capital                     7,346,286       6,500,828
Accumulated deficit                           (6,412,035)        (12,398)
Deficit accumulated during development
  stage                                         (769,939)     (6,399,638)
                                             -----------     -----------
Total Stockholders' Equity                       192,771         116,480
                                             ===========     ===========

Total Liabilities and Stockholders' Equity   $   233,084     $   137,801
                                             ===========     ===========


       See accompanying notes to unaudited financial statements.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

                                                                                   Period From
                                                                                   May 1, 2006
                                      Six                     Three                (Inception of
                                  Months Ended              Months Ended         Development Stage)
                                   October 31,               October 31,          to October 31,
                                2006         2005         2006         2005            2006
                             ----------   ----------   ----------   ----------   -----------------

Revenues                     $  140,000            -      140,000            -             140,000

Operating Expenses
General and administrative      128,311      203,941       50,494      109,845             128,311
Rent                             10,754       13,295        5,350        1,218              10,754
Consulting                       43,181      108,580       40,181       71,724              43,181
Stock compensation              550,000            -      550,000            -             550,000
Compensation                    133,758      333,171       16,148      203,411             133,758
Professional                     94,167      245,305       28,949      157,807              94,167
                             -----------------------   -----------------------   -----------------
Total Operating Expenses        960,171      904,292      691,122      544,005             960,171
                             -----------------------   -----------------------   -----------------

Operating Loss                 (820,171)    (904,292)    (551,122)    (544,005)           (820,171)

Other Income (Expense)
Gain on sale of available for
  sale securities                50,000            -       50,000            -              50,000
Interest expense                    (10)           -            -      (17,500)                (10)
Interest income                     242          338          111          127                 242
                             -----------------------   -----------------------   -----------------
Total Other Income (Expense)     50,232          338       50,111      (17,373)             50,232
                             -----------------------   -----------------------   -----------------
Net Loss                     $ (769,939)  $ (903,954)  $ (501,011)  $ (561,378)  $        (769,939)
                             =======================   =======================   =================

Comprehensive Loss
Unrealized gain on available
  for sale securities                 -            -     (200,000)           -                   -
                             -----------------------   -----------------------   -----------------
Total Comprehensive Loss     $ (769,939)  $ (903,954)  $ (701,011)  $ (561,378)  $        (769,939)
                             =======================   =======================   =================

Net Loss Per Share
  - Basic and Diluted        $    (0.03)  $    (0.04)  $    (0.02)  $    (0.02)  $           (0.03)
                             =======================   =======================   =================

Weighted Average Shares      28,024,040   26,181,470   28,202,370   26,560,812          28,024,040
                             =======================   =======================   =================


      See accompanying notes to unaudited financial statements

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                    Statement of Cash Flows
                         (Unaudited)

                                                                        Period from
                                                                        May 1, 2006
                                                  Six                  (Inception of
                                              Months Ended         Development Stage) to
                                               October 31,              October 31,
                                            2006         2005              2006
                                         -----------------------   --------------------
Cash Flows From Operating Activities:
  Net loss                               $ (769,939)  $ (903,954)  $           (769,939)
Adjustments to reconcile net loss to
net cash used in operations:
  Stock compensation expense                550,000            -                550,000
  Gain on sale of available for sale
    securities                              (50,000)           -                (50,000)
  Contributed services expense                    -        4,400                      -
  Amortization of deferred consulting             -       61,200                      -
  Changes in operating assets and
    liabilities:
        Increase in accounts receivable
      - related party                       (65,000)           -                (65,000)
    Decrease in other receivable              4,150            -                  4,150
    Decrease in accounts payable            (12,194)     (62,157)               (12,194)
    Increase in accrued expenses             36,187       30,503                 36,187
                                         -----------------------   --------------------
Net Cash Used In Operating Activities      (306,796)    (870,008)              (306,796)

Cash Flows From Investing Activities:
  Purchase of property and equipment         (2,872)           -                 (2,872)
                                         -----------------------   --------------------
Net Cash Used In Investing Activities        (2,872)           -                 (2,872)
                                         -----------------------   --------------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock        291,229      876,920                291,229
                                         -----------------------   --------------------
Net Cash Provided By Financing
Activities                                  291,229      876,920                291,229
                                         -----------------------   --------------------

Net decrease in Cash                        (18,439)       6,912                (18,439)
                                         -----------------------   --------------------
Cash at Beginning of Period                  32,401       11,703                 32,401
                                         -----------------------   --------------------
Cash at End of Period                    $   13,962   $   18,615   $             13,962
                                         =======================   ====================


Supplemental Disclosure of Cash Flow
Information:
------------------------------------
Cash paid during the period for:
  Interest                               $        -   $        -   $                  -
                                         =======================   ====================
  Taxes                                  $        -   $        -
                                         =======================   ====================

Supplemental Disclosure of Non-Cash
Investing and Financing Transactions:
-------------------------------------
Conversion of loan receivable to
  non-marketable equity securities
  at cost                                $  100,000   $        -   $            100,000

Common stock issuable for conversion
  of accounts payable                         5,000            -                  5,000
Common stock issued for conversion
  of preferred stock                              -          300                      -


      See accompanying notes to unaudited financial statements

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting. BDC financial statement presentation and accounting uses the "fair value" method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders' equity. In light of its limited assets, the effect of the change in method of accounting was not material. In accordance with generally accepted accounting principles, the change from a BDC to an operating company has been retrospectively applied to prior periods.

With the new business model, effective May 2, 2006, the Company has commenced a new development stage and has not generated any significant revenue to date from its new business model. The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

Note 2.   Nature of Operations and Summary of Significant Accounting
          Policies
--------------------------------------------------------------------

Nature of Operations

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

During June 2003, we engaged present management, began to raise additional capital, and initiated activities to re-establish our business. During our fiscal quarterly period ending July 31, 2003, we re-entered the development stage. At that time, present management raised capital and commenced preparations to operate as a BDC, whereby we intended to operate as an investment company investing in small, private companies.

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

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

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

As a result, on September 15, 2006, the Company sold its entire 50,000 share interest in Universal Capital Management, Inc. to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. However, as of the date of these unaudited financial statements, the Company currently holds investment securities exceeding 40 percent (43%) of the Company's total assets.

Management is making every effort to remediate this situation as soon as practicable. In that regard, the Company is considering all of the options available to it in order to terminate its investment company status. There can be no assurance as to when, if at all, the Company will no longer being an investment company. Because the Company has operated as an investment company without complying with the 1940 Act, it is subject to potential enforcement action by the SEC and may be subject to additional liability.

For the period between January 4, 2005 (commencement of our status as a BDC) and April 30, 2006, we explored certain investment opportunities. In July 2005, we entered into an agreement, as our first project, to acquire a minority equity interest in Holley Communications Investment, Inc. However, the Company has made the decision to not pursue this opportunity further. Additionally, in March 2006, we acquired a minority interest in Knight Energy Corp. The Company, however, never generated any revenue from its business as a BDC.

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

New Business Model

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding, or trading in investment securities to that of an operating company intending to provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company intends to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings. The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC. Upon the client company's initial public offering, the Company intends to immediately distribute to its shareholders a portion of the shares held. The Company intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. However, as discussed above, of the date of these unaudited financial statements, the Company currently holds investment securities exceeding 40 percent (43%) of the Company's total assets. The management of the Company is making every effort to remediate this issue as soon as practicable. See Note 4 - Investments & Loan Receivable.

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

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

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

Derivative Instruments

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2006.

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

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)


net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the six or three month periods ended October 31, 2006 and 2005, respectively.

Revenue Recognition

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

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

At October 31, 2006, there were warrants to purchase 1,960,410 shares of the Company's common stock which may dilute future earnings per share. The October 31, 2006 total includes 1,196,155 warrants exercisable and 764,255 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

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

Note 3.  Going Concern
----------------------

As reflected in the accompanying financial statements, the Company had a net loss of $769,939 (inclusive of a one time $550,000 non-cash stock compensation charge) and net cash used in operations of $306,796 for the six months ended October 31, 2006. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of 769,939 at October 31, 2006.

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

Note 4.  Investments and Loan Receivable
----------------------------------------

In April and May 2004, we paid $6,500 for professional services for four companies and recorded a $1,625 receivable from each company. For three of these companies, we agreed to receive shares of their common stock instead of the cash due of $1,625 each. The remaining $1,625 from the final company is not collectible. All of these companies had a limited operating history and a significant stockholders' deficiency and there was no practical way to value the common stock. For the three companies that we received common stock, we recorded an impairment loss for the combined $4,875 of investments

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

in our statement of operations for the year ended April 30, 2005. For the remaining company that we did not receive common stock from, we recorded $1,625 of bad debt expense in our statement of operations for the year ended April 30, 2005.

In June 2006, one of the companies that we received common stock for as discussed above commenced trading on the Over the Counter Bulletin Board and changed its name to Universal Capital Management, Inc. ("Universal"). Universal is a venture capital firm specializing in emerging growth and late stage companies. The firm primarily seeks to invest in the consumer products, business services, healthcare services, medical devices, and nanotechnology sectors. It invests in equity; equity related securities, a combination of debt and equity instruments, as well as other beneficial ownership interest including warrants, options, and convertible or exchangeable securities. The Company owned 50,000 common shares of Universal, which it acquired in November 2004 for $1,625 and which represented a non-controlling position of approximately 1% of the outstanding common stock of Universal. As discussed in the preceding paragraph, the entire $1,625 purchase price was impaired previously and the Company's basis in Universal was zero.

As of July 31, 2006, the Company valued the Universal investment at $200,000, and recorded this amount as an unrealized gain on available for sale equity securities in the stockholders' equity section of the financial statements as of July 31, 2006. In accordance with SFAS 115, the Company had classified the investment as an available-for-sale marketable security at fair value in the financial statements as of July 31, 2006.

On September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. Accordingly, the Company has recorded the transaction as note receivable with an offset as a
gain on the sale of available for sale securities.   As a result of
the sale, during the three months ended October 31, 2006, the Company reversed the $200,000 unrealized gain on available for sale securities previously recorded.

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

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services. In October 2006, the Company made the decision to terminate the definitive Share Agreement and all discussions related to a transaction have ceased.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces, markets, and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately 6,000 supermarkets and
grocery stores.   As of April 30, 2006, the Company had funded the
entire $100,000 commitment and was working on a formal agreement for
the terms of the funding.   Accordingly, the $100,000 was recorded as a
Loan Receivable in the Financial Statements as of April 30, 2006. In May 2006, the Company formally completed an agreement related to the $100,000 of funding provided to AAPC. The agreement grants the Company 750, 000 common shares of AAPC, representing a non-controlling equity position of approximately 7% of AAPC as of October 31, 2006. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC. The Company evaluated the investment as of October 31, 2006 and since there is no trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of $100,000 has been utilized as the value as of October 31, 2006. In accordance with APB 18, the Company had classified the investment as a non-marketable security at cost in the accompanying financial statements.

In March 2006, the Company acquired 1,250,000 shares, representing a non-controlling equity position of approximately 7% of the common shares outstanding of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006, Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that includes four producing natural gas wells. Stephens County has been a successful producer of oil and gas over the last fifty years. Subsequently, Knight acquired the remaining 25% interest and now owns 100% of the independent oil and gas services company. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with Statement of Financial Accounting Standards No. 123 "FASB 123" and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

of zero under the Black-Scholes method.  See Note 7 - Related Party
Transactions.

In June 2006, Knight executed a stock exchange agreement with Integrated Technology Group, Inc. ("ITGI"), which, upon closing, would result in the former stockholders of Knight owning approximately 85 percent, or 16,762,505 shares, of the issued and outstanding common stock of ITGI. In connection with this transaction, ITGI has changed its name to Knight. ITGI securities are currently traded over-the-
counter on the pink sheets under the symbol "KNEC."   However, the
stock exchange agreement has not closed as of the date of these unaudited financial statements. Therefore, in accordance with APB 18, the Company had classified the investment as a non-marketable security at cost or $1,250. Additionally, since the investment is with a related party, the Company has classified the investment separately as a related party transaction in the accompanying financial statements.

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

As discussed above, on September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. However, as of the date of these unaudited financial statements, the Company currently holds investment securities exceeding 40 percent (43%) of the Company's total assets.

Management is making every effort to remediate this situation as soon as practicable. In that regard, the Company is considering all of the options available to it in order to terminate its investment company status. There can be no assurance as to when, if at all, the Company will no longer being an investment company. Because the Company has operated as an investment company without complying with the 1940 Act, it is subject to potential enforcement action by the SEC and may be subject to additional liability. See Note 2 - Nature of Operations and Summary of Significant Accounting Policies.

Note 5.  Stockholders' Equity
-----------------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 26,494,054 were issued and outstanding at October 31, 2006, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at October 31, 2006. As of October 31, 2006, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 1,964,955 shares that are issuable and outstanding at October 31, 2006. Including issuable shares, we have 28,459,009 shares outstanding and issuable as of October 31, 2006.

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

We were previously authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were authorized, issued and outstanding at July 31, 2005. In September 2005, such shares were converted into an aggregate of 600,000 post-split Common Shares and the authorization for Series A Preferred Stock has been cancelled. Accordingly, at October 31, 2006, the Company had no preferred stock authorized, issued and outstanding.

Common Stock and Common Stock Issuable

At January 31, 2005, we had $504,000 of ten percent (10%) debentures
outstanding.   Utilizing an effective date of April 15, 2005, the
entire $504,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. Additionally, an amount equal to twenty percent (20%) of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a
penalty of five percent (5%) for any default that occurs.   As a
result of the debenture exchange, we recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $2,104,285 in the statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. In September and October 2006, all of the shares were issued by the transfer agent and transferred by the Company from Common Stock issuable to Common Stock in the accompanying financial statements.

From November 2004 through February of 2005, we received $188,000 of proceeds from the issuance of promissory notes to several parties.
The promissory note terms earned interest at ten percent (10%) per annum, payable in ninety (90) days from the date of the promissory notes. Utilizing an effective date of April 15, 2005, the entire $188,000 was exchanged for the Company's $0.001 par value common stock at an exchange rate of $0.25 per share. No exchange of accrued interest was offered in the exchange documents. As a result of the promissory note exchange, we recorded 752,000 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $634,273 in the statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. In September 2006, all of the shares were issued by the transfer agent and transferred by the Company from Common Stock issuable to Common Stock in the accompanying financial statements.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of October 31, 2006, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through October 31, 2006, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

For the two private placement offerings discussed above, the warrants issued pursuant to each offering become exercisable at each closing date of the private placement offering. At October 31, 2006, there were warrants to purchase 1,960,410 shares of the Company's common stock, of which 1,196,155 warrants were exercisable and 764,255 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

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

In September 2005, the Company issued 600,000 post-split shares of common stock from the conversion of 300,000 shares of Series A
Preferred Stock discussed above.

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

Warrants

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

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of October 31, 2006, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through October 31, 2006, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

For the two private placement offerings discussed above, the warrants issued pursuant to each offering become exercisable at each closing date of the private placement offering. At October 31, 2006, there were warrants to purchase 1,960,410 shares of the Company's common stock, of which 1,196,155 warrants were exercisable and 764,255 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

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

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)


The following table summarizes activity related to warrants during the six months ended October 31, 2006:

                                Number of Shares        Weighted Average
                                                         Exercise Price

Balance at April 30, 2006          1,695,655               $     2.00
  Granted                            264,755                     2.00
  Exercised                                -                        -
  Forfeited                                -                        -
                                   ---------               ----------
Balance at October 31, 2006        1,960,410               $     2.00
                                   =========               ==========

All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of exercisable warrants to purchase our common stock are summarized below:

                             Weighted
               Number         Average      Weighted       Number       Weighted
Range of   Outstanding at    Remaining     Average    Exercisable at    Average
Exercise     October 31,    Contractural   Exercise     October 31,    Exercise
 Prices         2006            Life         Price         2006          Price
--------------------------------------------------------------------------------
 $2.00       1,960,410       2.00 years     $2.00        1,196,155       $2.00
 =====       =========       ==========     =====        =========       =====


Note 6.  Commitments and Contingencies
--------------------------------------

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

As discussed previously in Note 2 - Nature of Operations and Summary of Significant Accounting Policies and Note 4 - Investments and Loan Receivable, as of October 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. Thus, the Company is in violation of the 1940 Act because it is neither registered as an investment company nor has it elected to be registered as a business development company under that Act. Further, it is not in compliance with the numerous and complex provisions of the 1940 Act applicable to it as an entity meeting the definition of an "investment company."

                 Nortia Capital Partners, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       October 31, 2006
                         (Unaudited)

Management is making every effort to remediate this situation as soon as practicable. In that regard, the Company is considering all of the options available to it in order to terminate its investment company status. There can be no assurance as to when, if at all, the Company will no longer being an investment company. Because the Company has operated as an investment company without complying with the 1940 Act, it is subject to potential enforcement action by the SEC and may be subject to additional liability.

Note 7.  Related Party Transactions
-----------------------------------

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

As discussed in Note 4 - Investments and Loan Receivable, in March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately seven percent (7%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight.

In August and September 2006, the Company recorded $140,000 of revenue from two related parties. In August 2006, the Company recorded $65,000 of consulting revenue from AAPC, a company that Nortia holds an ownership position as discussed in Note 4 - Investments and Loan receivable. As of October 31, 2006, the accounts receivable balance has not been collected. However, management has discussed the balance with AAPC and is confident as to its collectibility in full. In August and September 2006, the Company recorded $75,000 of consulting revenue from Knight, a company that Nortia holds an ownership position
in as discussed in Note 4 - Investments and Loan receivable.   As of
October 31, 2006, the entire $75,000 accounts receivable balance was collected in full by the Company.

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

The Company owned 50,000 common shares of Universal Capital Management, Inc. ("Universal"), which it acquired in November 2004 for $1,625 and which represented a non-controlling position of approximately 1% of the outstanding common stock of Universal. On September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. Accordingly, the Company has recorded the transaction as note receivable with an offset as a gain on the sale of
available for sale securities.   As a result of the sale, during the
three months ended October 31, 2006, the Company reversed the $200,000 unrealized gain on available for sale securities previously recorded.

As of October 31, 2006, the Company fell within the definition of an "investment company" in the 1940 Act. The Company is not registered as an investment company nor has it elected to be registered as a business development company under that Act, as would be required for companies which hold investment securities having a value exceeding 40 percent of the value of such company's total assets on an unconsolidated basis. Further, it is not in compliance with other provisions of the 1940 Act applicable to investment companies and, therefore, may be subject to potential regulatory action by Federal and state regulators and other potential litigation.

The Company is considering all of the options available to it in order to comply with applicable regulations including, but not limited to, terminating its investment company status by selling sufficient shares of its remaining investments. There can be no assurance as to if or how the Company will resolve the issues caused by its status as an unregistered investment company.

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

As reflected in the accompanying financial statements, the Company had a net loss of $769,939 (inclusive of a one time $550,000 non-cash stock compensation charge) and net cash used in operations of $306,796 for the six months ended October 31, 2006. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of 769,939 at October 31, 2006.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2006.

Valuation of Investments

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the six or three month periods ended October 31, 2006 and 2005, respectively.

Revenue Recognition

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



Results of Operations
Financial Analysis of the Six and Three Months Ended October 31, 2006 and 2005
------------------------------------------------------------------------------
                                      Six                      Three
                                  Months Ended               Months Ended
                                   October 31,                October 31,
                               2006          2005          2006           2005
                             ------------------------ ------------------------
Revenues                     $   140,000            -     140,000            -

Operating Expenses
General and administrative       128,311      203,941      50,494      109,845
Rent                              10,754       13,295       5,350        1,218
Consulting                        43,181      108,580      40,181       71,724
Stock compensation               550,000            -     550,000            -
Compensation                     133,758      333,171      16,148      203,411
Professional                      94,167      245,305      28,949      157,807
                             ------------------------ ------------------------
Total Operating Expenses         960,171      904,292     691,122      544,005
                             ------------------------ ------------------------

Operating Loss                  (820,171)    (904,292)   (551,122)    (544,005)

Other Income
Gain on sale of available
   for sale securities            50,000            -      50,000            -
Interest expense                     (10)           -           -      (17,500)
Interest income                      242          338         111          127
                             ------------------------ ------------------------
Other Income                      50,232          338      50,111      (17,373)
                             ------------------------ ------------------------

Net Loss                     $  (769,939) $  (903,954) $ (501,011) $  (561,378)
                             ======================== ========================
Comprehensive Loss
Unrealized gain on available
   for sale securities                 -            -    (200,000)           -
                             ------------------------ ------------------------

Total Comprehensive Loss     $  (769,939) $  (903,954) $ (701,011) $  (561,378)
                             ======================== ========================

Six Months Ended October 31, 2006 Compared with Six Months Ended
----------------------------------------------------------------
October 31, 2005
----------------


Revenues:
---------

Revenues increased $140,000 to $140,000 for 2006 from zero in 2005. The Company has recently commenced a new development stage and new business model as previously discussed and had its first revenues from the new business model in 2006.

Operating Expenses:
-------------------

Operating expenses increased $55,878, or 6%, to $960,170 for 2006 from $904,292 for 2005. The increase was primarily the result of a $550,000 increase in stock compensation offset by a $199,413 decrease in compensation, a $151,138 decrease in professional, a $75,630 decrease in general and administration and a $65,399 decrease in consulting. The increase in stock compensation was for stock issued to an officer for services. The decrease in compensation was directly related to a lack of cash available to pay compensation and management's desire to forgo compensation in order to provide financing for operational requirements to grow the business. The decrease in professional and consulting was primarily from a decrease in legal expense because in 2005, the Company was gearing up for the extensive requirements of being a BDC as compared to in 2006, the Company is now an operating company without those same requirements. The decrease in consulting was primarily from the amortization of a deferred consulting agreement in 2005 with no corresponding amount in 2006. The decrease in general and administrative was primarily from a decrease in analysis and research expense from 2005 to 2006 related to requirements of being a publicly traded company.

Other Income:
------------

Other income increased $49,894 or 14,761% to $50,232 of income for 2006 from $338 of income in 2005. The increase was primarily from a $50,000 gain on the sale of available for sale securities.

Three Months Ended October 31, 2006 Compared with Three Months Ended
--------------------------------------------------------------------
October 31, 2005
----------------

Revenues:
--------

Revenues increased $140,000 to $140,000 for 2006 from zero in 2005. The Company has recently commenced a new development stage and new business model as previously discussed and had its first revenues from the new business model in 2006.

Operating Expenses:
------------------

Operating expenses increased $147,115, or 27%, to $691,122 for 2006 from $544,005 for 2005. The increase was primarily the result of a $550,000 increase in stock compensation offset by an $187,264 decrease in compensation, a $128,858 decrease in professional, a $59,351 decrease in general and administration and a $31,543 decrease in consulting. The increase in stock compensation was for stock issued to an officer for prior services. The decrease in compensation was directly related to a lack of cash available to pay compensation and management's desire to forgo compensation in order to provide financing for operational requirements to grow the business. The decrease in professional and consulting was primarily from a decrease in legal expense because in 2005, the Company was gearing up for the extensive requirements of being a BDC as compared to in 2006. The Company is now an operating company without those same requirements. The decrease in consulting was primarily from the amortization of a deferred consulting agreement in 2005 with no corresponding amount in 2006. The decrease in general and administrative was primarily from a decrease in analysis and research expense from 2005 to 2006 related to requirements of being a publicly traded company.

Other Income:
------------

Other income increased $67,484 or 388% to $50,111 of income for 2006 from $17,373 of expense in 2005. The increase was primarily from a $50,000 gain on the sale of available for sale securities and a $17,500 decrease in interest expense. The decrease in interest expense was for interest on debentures and promissory notes in 2005 with no corresponding amount in 2006.

Comprehensive Loss:
------------------

Comprehensive loss increased $200,000 or 100% to $200,000 of expense for 2006 from zero in 2005. The increase was due entirely to the reversal of unrealized gains on available for sale equity securities recorded during the three month period ended July 31, 2006. The available for sale securities were sold during the three month period ended October 31, 2006 and the gain was recorded in other income as discussed previously.

Liquidity and Capital Resources

To continue with our business plan, we will require additional short-term working capital. We have not generated any significant revenue or sufficient cash to fund our new business model operating activities for the next twelve months. Presently, our only primary source of cash is from external financing in the form of the issuance of our common stock. We cannot assure you that that we will obtain sufficient proceeds, if any, or that any proceeds obtained will be sufficient to meet our projected cash flow needs.

Cash was $13,962 at October 31, 2006 as compared to $32,401 at April 30, 2006. The decrease in cash was the result of $291,229 of net proceeds from the sale of common stock, offset by $306,796 of cash used in operations and $2,872 for the purchase of property and equipment.

Operating Activities:  Cash used in operating activities was $306,796
--------------------
for 2006 as compared to $870,008 for 2005. The decrease in cash used resulted primarily from a $550,000 stock compensation expense add back for stock issued for past services to an officer of the Company.

Investing Activities:  Cash used in investing activities was $2,872 in
--------------------
2006 as compared to zero in 2005. All of the cash used in 2006 was from the purchase of property and equipment.

Financing Activities:  Cash flows provided by financing activities
--------------------
were $291,229 for 2006 as compared to $876,920 for 2005. The decrease in cash provided by financing activities was entirely due to a decrease in cash proceeds received by the Company from the sale of common stock.

As discussed previously, we have had no significant revenues for 2006 and effective May 2, 2006, are no longer a BDC and are commencing a new business model and a new development stage as a merchant banking firm. There is no guarantee that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures.

Presently, our primary source of cash is from external financing in the form of the issuance of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and borrowings or the sale of our common stock under any financing structures we are able to secure will be sufficient to meet our projected cash flow needs.

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

Debt

We had no debt outstanding at October 31, 2006.

Equity Financing

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of October 31, 2006, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through October 31, 2006, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

Contractual Obligations and Commitments

We have no contractual obligations and commitments at October 31, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at October 31, 2006.

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

As discussed previously, on September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. However, as of the date of these unaudited financial statements, the Company currently holds investment securities exceeding 40 percent (43%) of the Company's total assets.

Management is making every effort to remediate this situation as soon as practicable. In that regard, the Company is considering all of the options available to it in order to terminate its investment company status. There can be no assurance as to when, if at all, the Company will no longer being an investment company. Because the Company has operated as an investment company without complying with the 1940 Act, it is subject to potential enforcement action by the SEC and may be subject to additional liability.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Because we currently have no long-term debt and do not expect that, in the next twelve months, we will incur any (although there can be no assurance that the funds that we will require to operate our business during that period will be available to us through sales of our equity or through short-term borrowings), we do not consider a principal risk to be interest rate fluctuations. If, in the future, we incur, or consider incurring, a material amount of long-term debt, the occurrence of such event could result in interest rate fluctuations becoming a principal risk.

Item 4.  Controls and Procedures

As of October 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

As reflected in the accompanying financial statements, the Company had a net loss of $769,939 (inclusive of a one time $550,000 non-cash stock compensation charge) and net cash used in operations of $306,796 for the six months ended October 31, 2006. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $769,939 at October 31, 2006.

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

Our business model is highly dependant on key relationships.

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

On September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. However, as of the date of these unaudited financial statements, the Company currently holds investment securities exceeding 40 percent (43%) of the Company's total assets.

Management is making every effort to remediate this situation as soon as practicable. In that regard, the Company is considering all of the options available to it in order to terminate its investment company status. There can be no assurance as to when, if at all, the Company will no longer being an investment company. Because the Company has operated as an investment company without complying with the 1940 Act, it is subject to potential enforcement action by the SEC and may be subject to additional liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of October 31, 2006, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of October 31, 2006, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through October 31, 2006, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

-------------------------------------------------------------------------
Exhibit No.	 	Description of Exhibit
-------------------------------------------------------------------------

3.1    Certificate of Incorporation of Nortia Capital Partners, Inc.[1]
3.2    Bylaws of Nortia Capital Partners, Inc.1
14     Code of Ethics[2]
23     Consent of Salberg & Company, P.A. [3]
31.1*  Certification of Chief Executive Officer pursuant to
       Rule 13a-14 of the Securities Exchange Act of 1934, as amended.* 31.2* Certification of Chief Financial Officer pursuant to Rule
       13a-14 of the Securities Exchange Act of 1934, as amended.* 32.1* Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2*  Certification of Chief Financial Officer pursuant to
       section 906 of The Sarbanes-Oxley Act of 2002.*

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

                                       NORTIA CAPITAL PARTNERS, INC.
                                       (Registrant)


Date:  December 11, 2006               /s/  William Bosso
                                      --------------------------------
                                       William Bosso
                                       Chief Executive Officer



Date:  December 11, 2006               /s/  Bruce A. Hall
                                      --------------------------------
                                       Bruce A. Hall
                                       Chief Financial Officer