Form 10-Q
period 2007-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2007-03-19
CIK 1089773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2007

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                Commission File number:  0-26843

                  Nortia Capital Partners, Inc.
----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         Nevada                              90-0254041
----------------------------------------------------------------------
(STATE OR JURISDICTION OF                  (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


400 Hampton View Court, Alpharetta, Georgia        30004
----------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)       (ZIP CODE)


 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 777-6795
                                                     -----------------

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

           Yes [ ]                              No [X]

     As of February 26, 2007, there were approximately 26,494,054 shares of common stock, $0.001 par value, issued and outstanding and 1,964,955 shares issuable.

                  Nortia Capital Partners, Inc.
                         Form 10-Q Index
                        January 31, 2007

                                                                        Page
                                                                        ----
Part I-Financial Information

Item 1. Financial Statements                                              2

     Balance Sheets at January 31, 2007 (Unaudited)                       3

     Statement of Operations for the Nine and Three Months
     Ended January 31, 2007 and 2006 and for the period from
     May 1, 2006 (inception of development stage) to January
     31, 2007 (Unaudited)                                                 4

     Statement of Cash Flows for the Nine Months Ended
     January 31, 2007 and 2006 and for the period from May
     1, 2006 (inception of development stage) to January 31,
     2007 (Unaudited)                                                     5

     Notes to Financial Statements (Unaudited)                            6

Item 2. Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk       33

Item 4. Controls and Procedures                                          34

Part II-Other Information

Item 1. Legal Proceedings                                                34

Item 1A. Risk Factors                                                    35

Item 2. Unregistered Sales of Equity Securities and Use of  Proceeds     37

Item 3. Defaults upon Senior Securities                                  38

Item 4. Submission of Matters to a Vote of Security Holders              38

Item 5. Other Information                                                38

Item 6. Exhibits                                                         39

Signatures                                                               40

                             PART I
                      FINANCIAL INFORMATION



Item 1-Financial Statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                         Balance Sheets

               ASSETS
               ------
                                                           (Unaudited)
                                                            January 31,     April 30,
                                                               2007           2006
                                                           -----------    -----------
Current Assets
Cash                                                       $    18,045    $    32,401
Other receivable                                                     -          4,150
                                                           -----------    -----------
Total Current Assets                                            18,045         36,551
                                                           ===========    ===========

Property and Equipment, net                                      2,390              -
Investments                                                -----------    -----------
 Non-Marketable Securities
   Non-marketable equity securities                            100,000              -
                                                           -----------    -----------
      Total Non-Marketable Securities                          100,000              -

Marketable Securities
   Related party marketable equity securities at cost          625,000          1,250
                                                           -----------    -----------
      Total Marketable Securities                              625,000          1,250

Total Investments                                              725,000          1,250
                                                           -----------    -----------
Other Assets
Loan receivable                                                      -        100,000
                                                           -----------    -----------
Total Other Assets                                                   -        100,000

Total Assets                                                   745,435        137,801
                                                           ===========    ===========

              LIABILITIES
              -----------

Current Liabilities
Accounts payable                                                23,634         17,193
Due to related party                                            32,140              -
Accrued expenses                                                     9          4,128
                                                           -----------    -----------
Total Current Liabilities                                       55,783         21,321
                                                           ===========    ===========
Commitments and Contingencies (Note 6)


    See accompanying notes to unaudited financial statements.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                   Balance Sheets (Continued)

        STOCKHOLDERS' EQUITY
        --------------------
                                                           (Unaudited)
                                                           January 31,    April 30,
                                                               2007           2006
                                                           -----------    -----------
Preferred stock, Series A, $0.001 par value,
  5,000,000 shares authorized
  zero shares issued and outstanding                       $         -    $         -
Common stock, $0.001 par value, 50,000,000 shares
  authorized 26,494,054 and 22,813,254 shares
  issued and outstanding                                        26,494         22,813

Common stock issuable, 1,964,955 and 4,874,855
  shares outstanding                                             1,965          4,875
Additional paid in capital                                   7,346,286      6,500,828

Accumulated deficit                                         (6,412,035)       (12,398)

Deficit accumulated during development stage                  (896,808)    (6,399,638)
Accumulated other comprehensive income                         623,750              -
                                                           -----------    -----------
Total Stockholders' Equity                                     689,652        116,480
                                                           ===========    ===========
Total Liabilities and Stockholders' Equity                 $   745,435    $   137,801
                                                           ===========    ===========









    See accompanying notes to unaudited financial statements.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                 Period from
                                                                                 May 1, 2006
                                                                                (Inception of
                                        Nine                    Three         Development Stage)
                                    Months Ended             Months Ended             to
                                    January 31,               January 31,        January 31,
                                 2007         2006         2007         2006         2007
                             ------------------------  ------------------------  -----------
Revenues                     $   145,000  $         -  $     5,000  $         -  $   145,000

Operating Expenses
General and administrative       188,291      257,476       59,982       53,533      188,292
Depreciation                         482            -          482            -          482
Rent                              12,254       14,906        1,500        1,611       12,254
Consulting                        50,881      141,698        7,700       33,118       50,881
Compensation                     711,868      449,605       28,110      116,435      711,868
Professional                     126,309      413,158       32,142      167,853      126,309
                             ------------------------  ------------------------  -----------
Total Operating Expenses       1,090,085    1,276,843      129,916      372,550    1,090,085
                             ------------------------  ------------------------  -----------

Operating Loss                  (945,085)  (1,276,843)    (124,916)    (372,550)    (945,085)

Other Income (Expense)
Gain on sale of available
for sale securities               50,000            -            -            -       50,000
Interest expense                  (4,678)        (160)      (4,667)        (160)      (4,678)
Interest income                    2,955          390        2,713           52        2,955
                             ------------------------  ------------------------  -----------
Other Income (Expense)            48,277          230       (1,954)        (108)      48,277
                             ------------------------  ------------------------  -----------

Net Loss                     $  (896,808) $(1,276,613) $  (126,870) $  (372,658) $  (896,808)
                             ========================  ========================  ===========
Comprehensive Income (Loss)
Unrealized gain on available
for sale securities              623,750            -      623,750            -      623,750
                             ------------------------  ------------------------  -----------
Total Comprehensive Income
(Loss)                       $  (273,058) $(1,276,613) $   496,880  $  (372,658) $  (273,058)
                             ========================  ========================  ===========
Net Loss Per Share-Basic and
Diluted                      $     (0.03) $     (0.05) $     (0.00) $     (0.01) $     (0.03)
                             ========================  ========================  ===========
Weighted Average Shares -
  Basic & Diluted             28,169,030   26,482,720   28,459,008   27,085,220   28,169,030
                             ========================  ========================  ===========

    See accompanying notes to unaudited financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                                            Period from May 1, 2006
                                                                             Nine               (Inception of
                                                                         Months Ended        Development Stage) to
                                                                          January 31,            January 31,
                                                                     2007            2006            2007
                                                                ----------------------------   -------------------
Cash Flows From Operating Activities:
Net loss                                                        $   (896,808)   $ (1,276,613)     $   (896,808)
Adjustments to reconcile net loss to net cash
  used in operations:
Stock compensation expense                                           550,000               -           550,000
Gain on available-for-sale securities                                (50,000)              -           (50,000)
Depreciation                                                             482               -               482
Contributed services expense                                               -           4,400                 -
Amortization of deferred consulting                                        -          86,700                 -
Changes in operating assets and liabilities:
  Decrease in other receivable                                        54,150               -            54,150
  Increase in accounts payable                                        11,441          24,546            11,441
  Increase in due to related party                                    32,140               -            32,140
  Decrease in accrued expenses                                        (4,118)        (49,765)           (4,119)
                                                                ----------------------------   ----------------
Net Cash Used In Operating Activities                               (302,713)     (1,210,732)         (302,713)
                                                                ----------------------------   ----------------
Cash Flows From Investing Activities:
  Issuance of note receivable                                              -         (52,500)                -
  Purchase of property and equipment                                  (2,872)              -            (2,872)
                                                                ----------------------------   ----------------
Net Cash Used In Investing Activities                                 (2,872)        (52,500)           (2,872)
                                                                ----------------------------   ----------------
Cash Flows From Financing Activities:
   Proceeds from issuance of stock
      subscription deposit                                                 -          39,600                 -
   Proceeds from sale of common stock                                291,229       1,229,420           291,229
                                                                ----------------------------   ----------------
Net Cash Provided By Financing Activities                            291,229       1,269,020           291,229
                                                                ----------------------------   ----------------
Net (decrease) increase in Cash                                      (14,356)          5,788           (14,356)
                                                                ----------------------------   ----------------
Cash at Beginning of Period                                           32,401          11,703            32,401
                                                                ----------------------------   ----------------
Cash at End of Period                                           $     18,045    $     17,491      $     18,045
                                                                ============================   ================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                        $          -    $          -      $          -
                                                                ============================   ================
Taxes                                                           $          -    $          -      $          -
                                                                ============================   ================

Supplemental Disclosure of Non-Cash Investing and Financing
-----------------------------------------------------------
Transactions:
Conversion of loan receivable to non-marketable securities
  at cost                                                       $    100,000    $          -      $    100,000
Common stock issuable for conversion of accounts payable               5,000               -             5,000
Common stock issued for cancellation of services                           -              84                 -
Common stock issued for conversion of preferred stock                      -             300                 -

    See accompanying notes to unaudited financial statements

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


Note 1.  Basis of Presentation

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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


Note 2. Nature of Operations and Summary of Significant Accounting Policies
---------------------------------------------------------------------------

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

The Company expected to invest in emerging and development-stage companies that listed and traded on US equity markets, including the OTC Bulletin Board. It was intended that the primary use of Company resources would be to invest in private and micro-cap companies that typically lacked the necessary capital and depth of management to expand their businesses.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

On May 2, 2006, we filed form N-54C with the SEC, formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the Act. As of that date, the Company was no longer a BDC and now intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

As a result, on September 15, 2006, the Company sold its entire 50,000 share interest in Universal Capital Management, Inc. to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. In November 2006, the Company received all $50,000 of the cash proceeds in full payment of the note receivable.

The Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $625,000 in the accompanying financial statements as of January 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and will have voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares have agreed to the terms of the VTA.
As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the 1,250,000 Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

For the period between January 4, 2005 (commencement of our status as a BDC) and April 30, 2006, we explored certain investment opportunities. In July 2005, we entered into an agreement, as our first project, to acquire a minority equity interest in Holley Communications Investment, Inc. However, the Company has made the decision to not pursue this opportunity further. Additionally, in March 2006, we acquired a minority interest in Knight. The Company, however, never generated any revenue from its business as a BDC.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2007.

Stock-Based Compensation

Prior to its election as a BDC, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three or nine month periods ended January 31, 2007 and 2006, respectively.

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

Net Income (Loss) per Share of Common Stock

Basic earnings (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding or subscribed during the period. Diluted earnings (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

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

At January 31, 2007, there were warrants to purchase 1,960,410 shares of the Company's common stock which may dilute future earnings per share. The January 31, 2007 total includes 1,196,155 warrants exercisable and 764,255 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

Note 3.  Going Concern
----------------------

As reflected in the accompanying financial statements, the Company had a net loss of $896,808 (inclusive of a one time $550,000 non-cash stock compensation charge) and net cash used in operations of $302,713 for the nine months ended January 31, 2007. However, the Company recorded a $623,750 unrealized gain on available-for-sale securities and had a comprehensive loss of $273,058 during the nine months ended January 31, 2007 and a comprehensive gain of $496,880 during the three months ended January 31, 2007. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $896,808 at January 31, 2007.

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

Note 4. Investments and Loan Receivable
---------------------------------------

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

                   Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


receive common stock from, we recorded $1,625 of bad debt expense in our statement of operations for the year ended April 30, 2005.

In June 2006, one of the companies that we received common stock for as discussed above commenced trading on the OTC Bulletin Board and changed its name to Universal Capital Management, Inc. ("Universal"). Universal is a venture capital firm specializing in emerging growth and late stage companies. The firm primarily seeks to invest in the consumer products, business services, healthcare services, medical devices, and nanotechnology sectors. It invests in equity; equity related securities, a combination of debt and equity instruments, as well as other beneficial ownership interest including warrants, options, and convertible or exchangeable securities. The Company owned 50,000 common shares of Universal, which it acquired in November 2004 for $1,625 and which represented a non-controlling position of approximately 1% of the outstanding common stock of Universal.
As discussed in the preceding paragraph, the entire $1,625 purchase price was impaired previously and the Company's basis in Universal was zero.

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

On September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act. Accordingly, the Company recorded the transaction as note receivable with an offset as a gain on the sale of available for
sale securities.   As a result of the sale, the financial
statements for the six months ended October 31, 2006 reflected a reversal of the $200,000 unrealized gain on available for sale securities previously recorded. In November 2006, the entire $50,000 note receivable was paid in full and the note receivable was reduced to zero.

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

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub will issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada will transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. Holley Communications is

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services.
In October 2006, the Company made the decision to terminate the definitive Share Agreement and all discussions related to a transaction have ceased.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces, markets, and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through
approximately 6,000 supermarkets and grocery stores.   As of
April 30, 2006, the Company had funded the entire $100,000 commitment and was working on a formal agreement for the terms of
the funding.   Accordingly, the $100,000 was recorded as a Loan
Receivable in the Financial Statements as of April 30, 2006. In May 2006, the Company formally completed an agreement related to the $100,000 of funding provided to AAPC. The agreement grants the Company 750, 000 common shares of AAPC, representing a non-controlling equity position of approximately 7% of AAPC as of October 31, 2006. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC. The Company evaluated the investment as of January 31, 2007 and since there is no trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of $100,000 has been utilized as the value as of January 31, 2007. In accordance with APB 18, the Company has classified the investment as a non-marketable security at cost in the accompanying financial statements (See Note 9 - Subsequent Events.)

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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


method.  See Note 7 - Related Party Transactions.

In June 2006, Knight executed a definitive stock exchange agreement ("Agreement") with Integrated Technology Group, Inc. ("ITG"). Upon the subsequent closing of the Agreement in November 2006, the Company became a wholly-owned subsidiary of ITG. Pursuant to this transaction, Knight was merged into ITG with ITG as the survivor; Knight assumed the SEC reporting responsibilities of ITG and ITG changed its name to Knight Energy Corp., a Nevada corporation. Under the terms of the Agreement, the shareholders of Knight received an aggregate of 13,750,000 newly issued shares of ITG common stock and 4,511,500 shares that are subscribed but not issued, which represents a one-for-one share exchange of Knight's stock for ITG stock (the "Transaction"). Additionally, the existing 6,025,000 ITG shares were reverse split on a 1 for 2 basis, resulting in 3,012,500 pre-Transaction ITG shares outstanding before the exchange.
Therefore, the Company still owns 1,250,000 shares of Knight.

Knight's securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC" (See Note 9 - Subsequent Events). Previously and because the Agreement had not closed, in accordance with APB 18, the Company had classified the investment in Knight as a non-marketable security at cost or $1,250. The Company evaluated the investment as of January 31, 2007 and since the Agreement closed in November 2006 and the Knight closing stock price on January 31, 2007 was $1.90 per share, an adjustment to the historical cost recorded of $1,250 was required in accordance with SFAS 115. However, Knight initiated a private placement offering of its securities to accredited investors at $0.50 per share and the offering was still outstanding as of January 31, 2007. In accordance with SFAS 115, the Company has utilized the $0.50 per share valuation and the 1,250,000 shares have been valued at $625,000 and classified the investment as an available-for-sale marketable security at fair value in the accompanying financial statements as of January 31, 2007. As a result of the valuation, the Company recorded a $623,750 unrealized gain on available for sale equity securities in the stockholders' equity section of the financial statements as of January 31, 2007. Additionally, since the Company's CEO and CFO are also the CEO and CFO of Knight, the Company has classified the investment separately as a related party transaction in the accompanying financial statements.

Since withdrawing its election to be regulated as a BDC, it has been the Company's intention to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

As discussed above, on September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


The following represents information about securities held with loss positions as of January 31, 2006 (there were no securities held with loss positions as of January 31, 2007):

 Securities in loss
 ------------------
positions less than       Aggregate        Aggregate Fair
-------------------       ---------        --------------
     12 months:       Unrealized Losses         Value
     ----------       -----------------         -----
Equity securities       $    48,581         $         -
                        ===========         ===========

Note 5.  Stockholders' Equity
-------  --------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 26,494,054 were issued and outstanding at January 31, 2007, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at January 31, 2007. As of January 31, 2007, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 1,964,955 shares that are issuable and outstanding at January 31, 2007. Including issuable shares, we have 28,459,009 shares outstanding and issuable as of January 31, 2007.

We were previously authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which 300,000, designated as Series A, were previously authorized, issued and outstanding. In September 2005, such shares were converted into an aggregate of 600,000 post-split Common Shares and the authorization for Series A Preferred Stock has been cancelled. Accordingly, at January 31, 2007, the Company had no preferred stock authorized, issued and outstanding.

Common Stock and Common Stock Issuable

As of January 31, 2005, we had $504,000 of ten percent (10%)
debentures outstanding.   Utilizing an effective date of April
15, 2005, the entire $504,000 was exchanged for the Company's
$0.001 par value common stock at an exchange rate of $0.25 per share.  Additionally, an amount equal to twenty percent (20%) of the debenture principal exchange shares was granted in lieu of accrued interest and penalties. As of January 31, 2005, $228,000 of the Debentures were in default as the term was for one (1) year and the debenture provisions included a penalty of five percent (5%)
for any default that occurs.   As a result of the debenture exchange,
we recorded 2,427,200 shares of our common stock as issuable at April 30, 2005 and recorded a loss on exchange of debt during fiscal 2005 in the amount of $2,104,285 in the statement of operations. The loss on exchange of debt was calculated utilizing a $1.10 per share fair market value for our common stock, obtained from a recent private placement offering. In September and

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


October 2006, all of the shares were issued by the transfer agent and transferred by the Company from Common Stock issuable to Common Stock in the accompanying financial statements.

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

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of January 31, 2007, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through January 31, 2007, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

For the two private placement offerings discussed above, the warrants issued pursuant to each offering become exercisable at each closing date of the private placement offering. At January 31, 2007, there were warrants to purchase 1,960,410 shares of the Company's common stock, of which 1,196,155

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)

warrants were exercisable and 764,255 warrants that will become exercisable at the closing date of the existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

The Company evaluated the 1,196,155 warrants from the April 2005 private placement that has closed and that are exercisable in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $803,000 was assigned to the warrants and was recorded to additional paid in capital as the warrants were a component of a private placement offering. The warrants from the second private placement offering will be evaluated when the offering is closed and the warrants become exercisable.

In September 2005, the Company issued 600,000 post-split shares of common stock from the conversion of 300,000 shares of Series A
Preferred Stock discussed above.

In August 2006, the Company granted 500,000 shares of common stock to the new Chief Financial Officer of the Company. Since the Company was in the process of a Private Placement Offering as discussed above, the shares were valued at the Private Placement offering price of $1.10 per share or $550,000 and recorded as compensation in accompanying financial statements.

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

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of January 31, 2007, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through January 31, 2007, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

See note 9 - Subsequent Events for further information related to the Private Placement Offerings.

For the two private placement offerings discussed above, the warrants issued pursuant to each offering become exercisable at each closing date of the private placement offering. At January 31, 2007, there were warrants to purchase 1,960,410 shares of the Company's common stock, of which 1,196,155 warrants were exercisable and 764,255 warrants that will become exercisable at the closing date of the

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


existing private placement offering, which had not occurred as of the date of these unaudited financial statements.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

The Company evaluated the 1,196,155 warrants from the April private placement, that has closed and that are exercisable, in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $803,000 was assigned to the warrants and was recorded to additional paid in capital, as the warrants were a component of a private placement offering. The warrants from the second private placement offering will be evaluated when the offering is closed and the warrants become exercisable - See Note 9 - Subsequent Events.

The following table summarizes activity related to warrants issued for cash proceeds during the nine months ended January 31, 2007:

                              Number of Shares   Weighted Average
                              ----------------   ----------------
                                                  Exercise Price
                                                  --------------
Balance at April 30, 2006        1,695,655        $     2.00
  Granted                          264,755              2.00
  Exercised                              -                 -
  Forfeited                              -                 -
                                ----------        ----------
Balance at January 31, 2007      1,960,410        $     2.00
                                ==========        ==========

All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance. See Note 9 - Subsequent Events.

The terms of exercisable warrants to purchase our common stock are summarized below:

                                    Weighted
                        Number       Average    Weighted     Number       Weighted
                   Outstanding at   Remaining    Average   Exerisable at   Average
Range of Exercise    January 31,   Contractual  Exercise   January 31,    Exercise
     Prices             2007          Life        Price        2007         Price
----------------------------------------------------------------------------------
     $2.00           1,960,410      1.44 years    $2.00     1,196,155       $2.00
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

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)



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

The Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $625,000 in the accompanying financial statements as of January 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and will have voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares have agreed to the terms of the VTA.
As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the 1,250,000 Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

For the nine months ended January 31, 2007, the Company recorded $145,000 of revenue from two related parties. In August 2006, the Company recorded $25,000 of consulting revenue from AAPC, a company that Nortia holds an ownership position as discussed in
Note 4 - Investments and Loan receivable. As of January 31, 2007, the entire $25,000 accounts receivable balance was collected in full by the Company. From August though December 2006, the Company recorded $120,000 of consulting revenue from Knight, a company that Nortia holds an ownership position in as discussed in Note 4 - Investments and Loan receivable. As of January 31, 2007, the entire $120,000 accounts receivable balance was collected in full by the Company.

Note 8.  Concentrations
-----------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

Revenues during 2007 were derived entirely from two customers
(83% and 17%) who were both related parties - see Note 7 -
Related Party Transactions.

Note 9.  Subsequent Events
--------------------------

On February 5, 2007, AAPC, one of the Company client companies, announced that the SB-2 registration statement filed with the SEC has become effective. AAPC is now in the process of filing a 15c-211 registration with the NASD to begin tading on the over-the-counter bulletin board.

On February 12, 2007, Knight, one of the Company client companies, filed a Form 10-SB with the Securities and Exchange Commission.
The purpose of the Form 10-SB is to enable Knight to be a

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


publicly reporting company under the Securities Exchange Act of 1934, which includes the filing of Forms 10-KSB and Forms 10-QSB. This process involves review and comments by the SEC, and corresponding modification to the form 10-SB by Knight until all the SEC comments have been satisfied.

Effective March 12, 2007, the January 2006 Private Placement Offering was terminated and in total, the Company received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. In total for the combined private placements, from April 2005 through March 16, 2007, the Company received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.$1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings previously
discussed under Note 5 - Stockholders' Equity.   Originally, each
Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company's $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company will issue an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjust the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.

In accordance with FAS 123, the Company evaluated the revision of the warrant exercise price from $2.00 to $0.25 per share and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $889,000 was assigned to the revision of the warrant exercise price and will be recorded to additional paid in capital as the warrants were a component of a private placement offering.

The Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $625,000 in the accompanying financial statements as of January 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and will have voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares have agreed to the terms of the VTA. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the 1,250,000 Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management intends to cooperate fully with the SEC in this matter.

                  Nortia Capital Partners, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                       January 31, 2007
                         (Unaudited)


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

The Company owned 50,000 common shares of Universal Capital Management, Inc. ("Universal"), which it acquired in November 2004 for $1,625 and which represented a non-controlling position of approximately 1% of the outstanding common stock of Universal. On September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The Company liquidated the Universal position in order to not be subject to the 1940 Act.
Accordingly, the Company recorded the transaction as note receivable with an offset as a gain on the sale of available for
sale securities.   In November 2006, the Company received all
$50,000 of the cash proceeds in full payment of the note receivable.

The Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $625,000 in the accompanying financial statements as of January 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and will have voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares have agreed to the terms of the VTA. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the 1,250,000 Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

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

As reflected in the accompanying financial statements, the Company had a net loss of $896,808 (inclusive of a one time $550,000 non-cash stock compensation charge) and net cash used in operations of $302,713 for the nine months ended January 31, 2007. However, the Company recorded a $623,750 unrealized gain on available-for-sale securities and had a comprehensive loss of $273,058 during the nine months ended January 31, 2007 and a comprehensive gain of $496,880 during the three months ended January 31, 2007.The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $896,808 at January 31, 2007.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2007.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the nine or three month periods ended January 31, 2007 and 2006, respectively.

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

Results of Operations

Financial Analysis of the Nine and Three Months
-----------------------------------------------
Ended January 31, 2007 and 2006
-------------------------------

                                                          Nine                      Three
                                                       Months Ended              Months Ended
                                                        January 31,               January 31,
                                                     2007         2006         2007         2006
                                                 ------------------------  ------------------------
Revenues                                         $   145,000            -        5,000            -

Operating Expenses
General and administrative                           188,291      257,476       59,982       53,533
Depreciation                                             482            -          482            -
Rent                                                  12,254       14,906        1,500        1,611
Consulting                                            50,881      141,698        7,700       33,118
Compensation                                         711,868      449,605       28,110      116,435
Professional                                         126,309      413,158       32,142      167,853
                                                 ------------------------  ------------------------
Total Operating Expenses                           1,090,085    1,276,843      129,916      372,550
                                                 ------------------------  ------------------------

Operating Loss                                      (945,085)  (1,276,843)    (124,916)    (372,550)

Other Income (Expense)
Gain on sale of available for sale securities         50,000            -            -            -
Interest expense                                      (4,678)        (160)      (4,667)        (160)
Interest income                                        2,955          390        2,713           52
                                                 ------------------------  ------------------------
Other Income (Expense)                                48,277          230       (1,954)        (108)
                                                 ------------------------  ------------------------

Net Loss                                         $  (896,808) $(1,276,613) $  (126,870) $  (372,658)

                                                 ========================  ========================
Comprehensive Income (Loss)
Unrealized gain on available for sale securities     623,750            -      623,750            -
                                                 ------------------------  ------------------------

Total Comprehensive Income (Loss)                $  (273,058) $(1,276,613) $   496,880  $  (372,658)
                                                 ========================  ========================

Nine Months Ended January 31, 2007 Compared with Nine Months
------------------------------------------------------------
Ended January 31, 2006
----------------------

Revenues:
--------

Revenues increased $145,000 to $145,000 for 2007 from zero in 2006. The Company has recently commenced a new development stage and new business model as previously discussed and had its first revenues from the new business model in 2007.

Operating Expenses:
------------------
Operating expenses decreased $186,758, or 15%, to $1,090,085 for 2007 from $1,276,843 for 2006. The decrease was primarily the result of a $286,849 decrease in professional, a $90,817 decrease in consulting, and a $69,188 decrease in general and administrative, offset by a $262,263 increase in compensation. The decrease in professional, consulting and general and administrative was because in 2006, the Company was in the legal and regulatory process of withdrawing its elction to be regulated as a BDC and in 2007, is no longer a BDC. The increase in compensation is primarily from a $550,000 increase in stock compensation. The increase in stock compensation was for stock issued to an officer for services.

Other Income:
------------

Other income increased $48,047 or 20,890% to $48,277 of income for 2007 from $230 of income in 2006. The increase was primarily from a $50,000 gain on the sale of available for sale securities.

Comprehensive Income:
--------------------

Comprehensive income increased $623,750 or 100% to $623,750 of income for 2007 from zero in 2006. The increase was due entirely to an unrealized gain on available for sale equity securities.

Three Months Ended January 31, 2007 Compared with Three Months
--------------------------------------------------------------
Ended January 31, 2006
----------------------

Revenues:
--------

Revenues increased $5,000 to $5,000 for 2007 from zero in 2006.
The Company has recently commenced a new development stage and new business model as previously discussed and had its first revenues from the new business model in 2007.

Operating Expenses:
------------------

Operating expenses decreased $242,636, or 65%, to $129,916 for 2007 from $372,550 for 2006. The decrease was primarily the result of a $135,711 decrease in professional, a $88,325 decrease in compensation and a $25,418 decrease in consulting. The decrease in professional and consulting was because in 2006, the Company was in the legal and regulatory process of no longer being a BDC and in 2007, is no longer a BDC. The decrease in compensation was directly related to a lack of cash available to pay compensation and management's desire to forgo compensation in order to provide financing for operational requirements to grow the business.

Other Income (Expense):
----------------------

Other expense increased $1,846 of expense or 1,709% to $1,954 of expense for 2007 from $108 of expense in 2006. The increase was from a net increase in interest expense over interest income.

Comprehensive Income:
--------------------
Comprehensive income increased $623,750 or 100% to $623,750 of income for 2007 from zero in 2006. The increase was due entirely to an unrealized gain on available for sale equity securities.

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

Cash was $18,045 at January 31, 2007 as compared to $32,401 at April 30, 2006. The decrease in cash was the result of $291,229 of net proceeds from the sale of common stock, offset by $302,713 of cash used in operations and $2,872 for the purchase of property and equipment.

Operating Activities:  Cash used in operating activities was
--------------------
$302,713 for 2007 as compared to $1,210,732 for 2006.  The
decrease in cash used resulted primarily from a $550,000 stock compensation expense add back for stock issued for past services to an officer of the Company.

Investing Activities:  Cash used in investing activities was
--------------------
$2,872 in 2007 as compared to zero in 2006. All of the cash used in 2007 was from the purchase of property and equipment.

Financing Activities:  Cash provided by financing activities was
--------------------
$291,229 for 2007 as compared to $1,269,020 for 2006.  The
decrease in cash provided by financing activities was entirely due to a decrease in cash proceeds received by the Company from the sale of common stock.

As discussed previously, we have had no significant revenues for 2007 and effective May 2, 2006, are no longer a BDC and are commencing a new business model and a new development stage as a merchant banking firm. There is no guarantee that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures.

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

Debt

We had no debt outstanding at January 31, 2007.

Equity Financing

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of October 31, 2006, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through January 31, 2007, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

Effective March 12, 2007, the January 2006 Private Placement Offering was terminated and in total, the Company received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. In total for the combined private placements, from April 2005 through March 16, 2007, the Company received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.$1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings previously
discussed.   Originally, each Unit consisted of one share of the
Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company's $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company will issue an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjust the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.

In accordance with FAS 123, the Company evaluated the revision of the warrant exercise price from $2.00 to $0.25 per share and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $889,000 was assigned to the revision of the warrant exercise price and will be recorded to additional paid in capital as the warrants were a component of a private placement offering.

In March 2007, the Company received correspondence from the SEC primarily in relation to its April 2005 Private Placement Offering. The SEC has requested certain information and the Company is in the process of reviewing the correspondence in order to respond to the request.


Contractual Obligations and Commitments

We have no contractual obligations and commitments at January 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at January 31, 2007.

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

The Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $625,000 in the accompanying financial statements as of January 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and will have voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares have agreed to the terms of the VTA. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the 1,250,000 Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management intends to cooperate fully with the SEC in this matter.

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

Item 4.  Controls and Procedures

As of January 31, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

As reflected in the accompanying financial statements, the Company had a net loss of $896,808 (inclusive of a one time $550,000 non-cash stock compensation charge) and net cash used in operations of $302,713 for the nine months ended January 31, 2007. However, the Company recorded a $623,750 unrealized gain on available-for-sale securities and had a comprehensive loss of $273,058 during the nine months ended January 31, 2007 and a comprehensive gain of $496,880 during the three months ended January 31, 2007. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $896,808 at January 31, 2007.

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

We were incorporated in April 1999 and commenced business and investment operations as a BDC in mid-January 2005. Additionally, effective May 2006, we have withdrawn our election to be a BDC and have commenced a new business model as a merchant banking firm. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our business objective and that the value of our common stock or other securities could decline substantially. As a result, we have very limited operating results under these regulatory frameworks that would demonstrate either their effect on the business or our ability to manage the business within these frameworks. In addition, the Company has not engaged in this line of business before and there is no guarantee that it will be successful in implementing the business plan, or that if implemented, it will ever have revenues from the business.

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

The Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $625,000 in the accompanying financial statements as of January 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and will have voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares have agreed to the terms of the VTA. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the 1,250,000 Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. As of October 31, 2006, the Company has received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of January 31, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements.

In total for the combined private placements, from April 2005 through January 31, 2007, the Company has received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.

The private placement offerings were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

In August 2006, the Company granted 500,000 shares of common stock to the new Chief Financial Officer of the Company. Since the Company was in the process of a Private Placement Offering as discussed above, the shares were valued at the Private Placement offering price of $1.10 per share or $550,000 and recorded as compensation in accompanying financial statements.

Effective March 12, 2007, the January 2006 Private Placement Offering was terminated and in total, the Company received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. In total for the combined private placements, from April 2005 through March 16, 2007, the Company received $2,146,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.$1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings previously
discussed.   Originally, each Unit consisted of one share of the
Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company's $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company will issue an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjust the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.

In accordance with FAS 123, the Company evaluated the revision of the warrant exercise price from $2.00 to $0.25 per share and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $889,000 was assigned to the revision of the warrant exercise price and will be recorded to additional paid in capital as the warrants were a component of a private placement offering.

In March 2007, the Company received correspondence from the SEC primarily in relation to its April 2005 Private Placement Offering. The SEC has requested certain information and the Company is in the process of reviewing the correspondence in order to respond to the request.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

-------------------------------------------------------------------------
Exhibit No.         Description of Exhibit
-------------------------------------------------------------------------
 3.1    Certificate of Incorporation of Nortia Capital Partners, Inc.[1]
 3.2    Bylaws of Nortia Capital Partners, Inc.[1]
14      Code of Ethics[2]
23      Consent of Salberg & Company, P.A. [3]
31.1*   Certification of Chief Executive Officer pursuant to Rule
        13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2*   Certification of Chief Financial Officer pursuant to Rule
        13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*   Certification of Chief Executive Officer pursuant to
        section 906 of The Sarbanes-Oxley Act of 2002.*
32.2*   Certification of Chief Financial Officer pursuant to
        section 906 of The Sarbanes-Oxley Act of 2002.*

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


                                NORTIA CAPITAL PARTNERS, INC.
                                (Registrant)


Date:  March 16, 2007           /s/  William Bosso
                                ------------------------
                                William Bosso
                                Chief Executive Officer



Date:  March 16, 2007           /s/  Bruce A. Hall
                                -------------------------
                                Bruce A. Hall
                                Chief Financial Officer