Form 10KSB
period 2007-04-30
NORTIA CAPITAL PARTNERS, INC.
filed 2007-07-30
CIK 1089773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   __________

                                  FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

            For the fiscal year ended April 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

            Commission File Number 0-26843

                          NORTIA CAPITAL PARTNERS, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Nevada                                      90-0254041
                  ------                                      ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
      of Incorporation or Organization)                   Identification No.)

   400 Hampton View Court, Alpharetta, GA                        30004
   --------------------------------------                        -----
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (770) 777-6795
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class               Name of Each Exchange on Which
                                                     Registered
                None                                   None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 Par Value Per Share
                    ----------------------------------------
                                (Title of Class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X]  No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State Issuer's revenues for its most recent fiscal year.$185,000

      As of July 25, 2007, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $14,823,812, based on 21,176,874 shares outstanding at $0.70 per share, which was the last reported sales price of the Company's common stock on the Pink Sheets for such date). (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      As of July 25, 2007, there were 31,414,874 shares of our common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.    Description of Business                                             5
Item 2.    Description of Property                                            13
Item 3     Legal Proceedings                                                  13
Item 4.    Submission of Matters to a Vote of Security Holders                14

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities               15
Item 6.    Management's Discussion and Analysis or Plan of Operation          18
Item 7.    Financial Statements                                               25
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           25
Item 8A.   Controls and Procedures                                            26
Item 8B.   Other Information                                                  26

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons
           and Corporate Governance; Compliance with Section 16(a)            27
           of the Exchange Act
Item 10.   Executive Compensation                                             29
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    31
Item 12.   Certain Relationships and Related Transactions                     32
Item 13.   Exhibits and Financial Statement Schedules                         33
Item 14.   Principal Accountant Fees and Services                             34

SIGNATURES                                                                    36

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including without limitation statements under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation." These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are "forward-looking".

Because we are a "penny stock", you cannot rely on the Private Securities Litigation Reform Act of 1995. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the "SEC"). You can identify these forward-looking statements by the use of words such as "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under "RISK FACTORS" in Item 1 of this Annual Report and those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

   o  Changes in general economic and business conditions affecting us;
   o  Changes in the assumptions used in making forward-looking statements;
   o  Legal or policy developments that diminish our appeal;
   o  Changes in our business strategies;
   o  Our limited operating history;
   o  The degree and nature of our competition;
   o  Our ability to employ and retain qualified employees; and
   o The other factors referenced in this Annual Report, including without limitation, under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation."

These risks are not exhaustive. Other sections of this Annual Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a competitive and changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements are made only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Nortia Capital Partners, Inc. ("Nortia," "we," "us," "our," "its", or the "Company") is an Atlanta, Georgia based merchant banking company that provides access to capital and advisory services for management buyouts, recapitalizations and the expansion needs of emerging growth companies.

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

During June 2003, present management was engaged to raise additional capital, and initiate business activities. During the fiscal quarter ending July 31, 2003, the business re-entered the development stage. At that time, management raised capital and commenced preparations to operate as a Business Development Company ("BDC"), intending to be regulated pursuant to certain requirements of the 1940 Act applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a definitive share Exchange Agreement with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation, which then changed its name to "Nortia Capital Partners, Inc." On December 2, 2004, the Exchange Agreement was consummated. On December 3, 2004, the business was merged into the Nevada corporation with the Nevada corporation surviving. As a result of the recapitalization, we are now organized under the laws of the State of Nevada.

On January 4, 2005, we filed a Form N-54A with the SEC pursuant to which we elected to be regulated as a BDC pursuant to Section 54 of the 1940 Act. As a result, we operated as an investment company with a plan to build an investment portfolio and enhance the Company's shareholder value. It was our intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course, and with respect to which a comment letter was issued by the SEC staff to the Company. As a result, we understood we were out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. Ultimately, the Board of Directors of the Company (the "Board") directed the Company to take immediate and substantial steps to remediate certain of the compliance failures, and the Company informed the SEC staff of these steps.

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

On May 2, 2006, we filed form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the Act. As of that date, the Company was no longer a BDC and now intends to at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, we do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding
40 percent of the Company's total assets at any one time.

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

NEW BUSINESS MODEL

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding, or trading in investment securities to that of an operating company intending to provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, we intend to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, Nortia proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings. Upon the client company's initial public offering, we intend to immediately distribute to its shareholders a portion of the shares held.

The management of Nortia includes individuals with direct operating and ownership experience and work with client companies from a strategic perspective, advising and supporting them on a broad range of issues. We also support our client companies with access to capital to fund expansion and add-on acquisitions. We believe that our contribution to the success of our client companies will extend beyond our capital and financing expertise. After a participation arrangement is made with Nortia, the client company will retain its operating autonomy. We intend to leave the day-to-day affairs of client companies to the management teams, while providing strategic oversight and possible participation as active members of the client companies board of directors.


Nortia intends to conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we intend to conduct our business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of our total assets at any one time.

Currently, we have only two client companies. For one of them, the Company holds 1,250,000 shares of Knight Energy Corp. ("Knight") and the shares have been valued at $1,250,000 in the accompanying financial statements as of April 30, 2007. The $1,250,000 represents approximately five percent (5%) of the outstanding common shares of Knight. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

OUR EMPLOYEES

As of April 30, 2007, we had 3 employees and 1 part-time consultant. None of our employees or is the consultant represented by a union. We believe relations with our employees are good.


                                  RISK FACTORS

Any investment in our common stock involves a high degree of risk. In addition to the other information contained in this report, including risks and uncertainties described elsewhere, you should carefully consider the following risk factors and all of the information contained in this Annual Report in evaluating us or deciding whether to purchase our common stock. The risks and uncertainties described below or elsewhere in this Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and operations. The following list of risk factors should not be considered as all inclusive. If any of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially affected, all of which might cause the trading price of our common stock to decline, and you could lose all or part of any investment you may make in our common stock.

Our actual results may differ materially from those anticipated in our forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Annual Report.

WE HAVE SUFFERED SIGNIFICANT OPERATING LOSS IN OUR CURRENT FISCAL YEAR AND SINCE INCEPTION.

During the fiscal year ended April 30, 2007, we had a net loss of $1,474,461, and we have had significant cumulative net losses since inception. Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2006 by the sale of our common stock. Effective May 1, 2006, we are no longer a BDC and are commencing a new business model as a merchant banking firm. There is no assurance that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures. Additionally, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

WE HAVE A GOING CONCERN RISK

Our independent registered public accounting firms' reports on our financial statements for the fiscal years ended April 30, 2007 and 2006 include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, a working capital deficiency and accumulated deficit raise doubt about our ability to continue as a going concern. The Financial Statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

THIS IS A HIGHLY SPECULATIVE INVESTMENT.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock. We have limited experience in our current line of business as a merchant banking firm.

WHEN THE COMPANY CEASED TO BE A BDC IN MAY 2006, THE SHAREHOLDERS LOST CERTAIN PROTECTIONS, INCLUDING THE FOLLOWING:

   o The Company is no longer subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

   o The Company is no longer prohibited from protecting any director or officer against any liability to the Company or the Company's shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office;

   o The Company is no longer required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement;

   o The Company is no longer required to ensure that a majority of the directors are persons who are not "interested persons," as that term is defined in the 1940 Act, and certain persons that would be prevented from serving on the Company's board if it were a BDC (such as investment bankers) will be able to serve on the Company's board;

   o The Company is no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company's ability to issue warrants and options;

   o The Company will be able to change the nature of its business and fundamental investment policies without having to obtain the approval of its shareholders;

   o The Company is no longer subject to provisions of the 1940 Act prohibiting the issuance of securities at a price below net asset value;

   o The Company is no longer subject to the other provisions and protections set forth in Sections 55 through 64 of the 1940 Act and the rules and regulations promulgated thereunder. However, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders. In addition, withdrawal of the Company's election to be treated as a BDC did not affect the Company's registration under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the Exchange Act, the Company is required to file periodic reports on Form 10-KSB, Form 10-QSB, Form 8-K, proxy statements and other reports required under the Exchange Act; or

   o The withdrawal of the Company's election to be regulated as a BDC results in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. Changing the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in value of its holdings as they occur. The Company believes that, in light of its limited assets, the effect of the change in method of accounting should not be material. In accordance with generally accepted accounting principles, the change from a BDC to an operating company will be retrospectively applied to prior periods. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a RIC. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a "regular" corporation under Subchapter C of the Internal Revenue Code.

WE ARE HIGHLY DEPENDENT UPON MANAGEMENT, AND THE COMPANY'S FUTURE SUCCESS DEPENDS ON THE CONTINUED CONTRIBUTION OF KEY MANAGEMENT, SOME OF WHOM WOULD BE DIFFICULT TO REPLACE.

The Company's growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to obtain and maintain strong referral relationships with venture capital, private equity fund sponsors and other investment banking and financial institutions and provide management assistance to the Company's client companies. If the services of these individuals would be unavailable to the Company for any reason, the Company would be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company's investee companies. In such event, there can be no assurance that the Company would be able to employ qualified persons on terms favorable to the Company.

OPERATING RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, the degree to which we encounter competition in our business market as a merchant banking firm, and general economic conditions.

OUR COMMON STOCK PRICE MAY BE VOLATILE.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

   o price and volume fluctuations in the overall stock market from time to time;

   o significant volatility in the market price and trading volume of securities of merchant banking firms or other financial services companies;

   o volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

   o changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

   o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

   o  general economic conditions and trends;

   o  loss of a major funding source; or

   o  departures of key personnel.

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

THE COMPANY IS SUBJECT TO THE UNDERLYING RISKS OF THE NEW, DEVELOPING BUSINESSES WHICH THE COMPANY WILL ASSIST.

Effective May 1, 2006, the Company is pursuing a business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, the Company will identify small private client companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investment advisors. As compensation for these services, the Company proposes to receive shares of the client company, which will then be registered by the client company in its initial public offering. Successful achievement of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. Moreover, the Company's task of identifying and helping to build successful new and emerging enterprises is difficult. There can be no assurance that the Company will be successful in identifying and developing these ventures.

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

THE COMPANY MAY NOT HOLD INVESTMENT SECURITIES HAVING A VALUE EXCEEDING 40 PERCENT OF THE COMPANY'S ASSETS AT ANY ONE TIME.

The Company must ensure that shares of client companies do not exceed 40 percent of the Company's assets at any one time. The consequences of such an event are would result in significant financial and regulatory liability to the Company.

CURRENT MANAGEMENT CONTROLS A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON
STOCK.

Our officers and directors own in excess of approximately 33% of the issued and outstanding Common Stock. It can be expected that the officers and directors, by virtue of their percentage share ownership, will be able to continue to control the Company's Board of Directors and its policies.

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

WE OPERATE IN A COMPETITIVE MARKET AS A MERCHANT BANKING FIRM.

We compete as a merchant banking firm with a large number of private equity funds and mezzanine funds, business development companies, other investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to successfully implement our business plan.

OUR CLIENT COMPANIES MAY NOT SUCCESSFULLY COMPLETE THEIR INITIAL PUBLIC
OFFERINGS.

As compensation for services, the Company proposes to receive shares of the client company, which will then be registered by the client company in its initial public offering. Upon the client company's initial public offering, the Company will immediately distribute to its shareholders a portion of the client company's shares held. The ability to successfully complete an initial public offering are subject to numerous constraints, including cash requirements for legal and accounting and regulatory requirements including the SEC, stock exchange and listing entities. There is a risk that the client companies will not successfully complete their initial public offering, and therefore the Company would not be able to distribute "freely tradable" shares to its shareholders and the shares would remain "restricted" as to resale in private companies.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED

Although we have not identified any material weaknesses in our internal controls over financial reporting to date, the assessment required pursuant to rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002 may uncover weaknesses or conditions that need to be addressed, the disclosure of which may have an adverse impact on investor confidence and the price of our common stock. Failure to establish and maintain appropriate internal controls over financial reporting, or any failure of those controls once established, could have a material adverse effect on our business, financial condition or results of operations or raise concerns for investors. Any actual or perceived weaknesses or conditions in our internal controls over financial reporting that need to be addressed may have a material adverse effect on the price of our common stock.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid cash dividends on our common stock since our inception, and we do not plan to pay any cash dividends on our common stock in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 3. LEGAL PROCEEDINGS.

During the period covered by this Annual Report, and as of the present date, we were not and are not a party to any material legal proceedings, nor were or are we aware of any threatened litigation of a material nature against us, except as set forth below.

On April 21, 2005, Mirador Consulting, Inc. ("Mirador") filed a Complaint against Nortia Capital Partners, a Florida corporation and predecessor to us, in the County Court ("County Court Litigation") in and for Palm Beach County, Florida. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004. Pursuant to the terms of that agreement, Mirador received shares in our Company. On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist. Subsequently, the Company has filed a number of motions to dismiss and/or strike Mirador's filing of amended defenses and claims. On June 29, 2006, Mirador filed a Motion for Declaratory Judgment and Motion for Judgment on the Pleadings that sought final resolution to the Company's claims in Mirador's favor. In order to address any alleged deficiencies in its claims, the Company filed a Motion for Leave Amended Complaint on January 22, 2007. The Court granted that Motion on January 29, 2007. On February 8, 2007, Mirador filed a Motion to Dismiss the Company's complaint with prejudice and this motion remains pending. On March 20, 2007, the Company served Mirador with discovery requests and Mirador's responses have not been received and are overdue.

The Company intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our filings.

Due to the nature of the Company's business, the Company may be at risk of being classified as an investment company under the 1940 Act. Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $1,250,000 in the accompanying financial statements as of April 30, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the

SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at April 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted by Pink Sheets LLC under the symbol "NCPN." The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                          HIGH       LOW
                                          ----       ---

             Fiscal Year Ending 2007
                 First Quarter           $ 3.35     $ 1.24
                 Second Quarter          $ 1.90     $ 0.86
                 Third Quarter           $ 0.89     $ 0.30
                 Fourth Quarter          $ 0.80     $ 0.30

             Fiscal Year Ending 2006
                 First Quarter           $ 2.25     $ 1.05
                 Second Quarter          $ 2.15     $ 1.20
                 Third Quarter           $ 2.20     $ 1.20
                 Fourth Quarter          $ 3.06     $ 1.50

On July 25, 2007, the closing bid price for a share our common stock, as reported by Pink Sheets LLC, was $0.70.

HOLDERS

As of July 25, 2007, there were approximately 216 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names, and no shares of our preferred stock were issued or outstanding.

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

DIVIDENDS

No cash dividends have been declared or paid on our common stock since our inception. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has no shares of our common stock authorized for issuance under any equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, ($86,350 and $1,229,420 in fiscal years 2005 and 2006, respectively) representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. As of April 30, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements. See Recent Developments.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective March 12, 2007, the January 2006 Private Placement Offering was terminated and in total, the Company received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share. As of April 30, 2007, none of the common stock has been issued and is classified as common stock issuable in the accompanying financial statements. See Recent Developments.

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

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings discussed above. Originally, each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company's $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company will issue an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjust the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements included in this Annual Report (the "Financial Statements"), and the accompanying notes thereto, and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. As discussed above, our actual results may differ materially from those anticipated in our forward-looking statements. Please also refer to "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" beginning on page 4 of this Annual Report and "RISK FACTORS" beginning on page 8 of this Annual Report.

OVERVIEW

For a description of the historical development of our business, please refer to "Item 1. Description of Business - History of Company Development" beginning on page 6 of this Annual Report.

RECENT DEVELOPMENTS

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and as of June 2007, provided all requested documents and information to the SEC. As of the date of these financial statements, the Company has received no further correspondence from the SEC related to this item.

GOING CONCERN

Our long-term viability as a going concern is dependent on certain key factors, as follows:


   o The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

   o The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

As reflected in the accompanying financial statements, we had a net loss of $1,474,461 (inclusive of a one time $550,000 non-cash stock compensation charge and one time $520,000 stock consulting charge) and net cash used in operations of $319,052 for the year ended April 30, 2007. However, we recorded a $1,248,750 unrealized gain on available-for-sale securities and had a comprehensive loss of $225,711 during the year ended April 30, 2007. Nortia has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $1,474,461 at April 30, 2007.

Our independent registered public accounting firms' reports on our financial statements for the fiscal years ended April 30, 2007 and 2006 include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, a working capital deficiency and accumulated deficit raise doubt about our ability to continue as a going concern. The Financial Statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. For more information, please refer to "RISK FACTORS - Going Concern Risk".

Our ability to continue as a going concern is dependent on the ability to further implement our business model, raise capital through obtaining additional debt or selling additional securities, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We plan on generating revenues from our new business model by providing merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, we intend to identify small, private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, we propose to receive shares of the companies, which we expect will then be registered in their initial public offerings.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of our financial instruments, valuation of our investments, revenue recognition and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information, see Note 3 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in this Annual Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at April 30, 2007.

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

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with SFAS 115 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the years ended April 30, 2007 and 2006, respectively.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin ("SAB") 104. Revenue is recognized when persuasive evidence of an arrangement exists with a fixed or determinable selling price, as services are provided and when collection is reasonably assured.

Revenues earned during 2007 were derived from services and recognized as the services were completed.

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

RESULTS OF OPERATIONS

                                                             YEAR ENDED
                                                              APRIL 30,
                                                     --------------------------
                                                          2007         2006
                                                     -----------    -----------
REVENUES - RELATED PARTY                             $   185,000    $      --

OPERATING EXPENSES
General and administrative                               210,615        348,175
Depreciation                                                 837           --
Rent                                                      12,254         20,441
Consulting                                               575,591        141,698
Compensation                                             711,867        654,438
Directors fees                                              --           14,622
Professional                                             195,940        447,633
                                                     -----------    -----------
TOTAL OPERATING EXPENSES                               1,707,104      1,627,007
                                                     -----------    -----------

OPERATING LOSS                                        (1,522,104)    (1,627,007)

OTHER INCOME (EXPENSE)
Gain on sale of available for sale securities -
  previously impaired                                     50,000           --
Interest expense                                          (5,324)        (2,927)
Interest income                                            2,967            473
                                                     -----------    -----------
OTHER INCOME (EXPENSE)                                    47,643         (2,454)
                                                     -----------    -----------

NET LOSS                                             $(1,474,461)   $(1,629,461)
                                                     ===========    ===========

COMPREHENSIVE (LOSS
Unrealized gain on available for sale securities       1,248,750           --
                                                     -----------    -----------

TOTAL COMPREHENSIVE LOSS                             $  (225,711)   $(1,629,461)
                                                     ===========    ===========


COMPARISON OF YEAR ENDED APRIL 30, 2007 TO APRIL 30, 2006

Revenues:

Revenues increased $185,000, or 100%, to $185,000 for 2007 from zero in 2006. The revenues recorded in 2007 were due to revenue received from consulting agreements with client companies.

Operating Expenses:

Operating expenses increased $80,097, or 5%, to $1,707,104 for 2007 from $1,627,007 for 2006. The increase was primarily due to a $493,893 increase in consulting expense, offset by a $257,493 decrease in professional expense and a $137,559 decrease in general and administrative expense. The increase in consulting expense was primarily from $520,000 of stock issued for consulting services. The decrease in professional expense was primarily from a decrease in legal and accounting expense and in 2006, we incurred significant time and expense related to the withdrawal of our election to be a BDC under the 1940 Act. The decrease in general and administrative expense was primarily from a decrease in expenses in 2007 as compared to 2006 related to the withdrawal of our election to be a BDC under the 1940 Act.

Although compensation expense increased only $57,429 for 2007 from 2006, the 2007 amount of $711,867 included a one time $550,000 non-cash expense for the issuance of 500,000 shares of our common stock to the Chief Financial Officer of the Company. Without this item, compensation expense would have decreased $492,571 for 2007 from 2006 reflecting a lack of sufficient cash to pay compensation for employees.

Other Income (Expense):

Other expense decreased $50,097 of expense or 2,041%, to $47,643 of income for 2007 from $2,454 of expense for 2006. The increase in income was primarily from a $50,000 one time gain on the sale of our entire 50,000 share interest in Universal Capital Management, Inc., that was one of our client companies at the time. We liquidated our position in order to not be subject to the 1940 Act.

Comprehensive Loss:

Comprehensive loss decreased $1,403,750 from 2006 to 2007. The change was due to a $155,000 decrease in our net loss and a $1,248,750 unrealized gain on available-for-sale securities in 2007 as compared to zero in 2006.

Liquidity and Capital Resources:

Cash was $1,706 at April 30, 2007 as compared to $32,401 at April 30, 2006 and working capital deficit was $95,036 at April 30, 2007 as compared to a working capital surplus of $15,230 at April 30, 2006. The change in working capital from a surplus in 2006 to a deficit in 2007 was primarily due to a $64,352 increase in accrued expenses, an $18,906 increase in accounts payable and a $30,695 decrease in cash.

We cannot provide assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet our merchant banking business plan requirements. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of our ability to continue as a going concern.

Operating Activities

Cash used in operating activities was $319,052 for 2007 as compared to cash used of $1,656,922 in 2006. In 2006, the Company had significant expenses related to the withdrawal of its election to be a BDC under the 1940 Act as compared to 2007.

Investing Activities

Cash used in investing activities was $2,872 for 2007 compared to cash used in investing activities of $101,250 for 2006. The change in cash used was from a $100,000 issuance of a note receivable and a $1,250 investment in a minority owned non-controlled affiliate in 2006 with no comparable amount in 2007.

Financing Activities

Cash flows provided by financing activities was $291,229 for 2007 compared to $1,778,870 for 2006. The decrease was related entirely to a decrease in proceeds from a private placement of common stock.

DEBT

We have no debt outstanding at April 30, 2007.

EQUITY FINANCING

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units, ($86,350 and $1,229,420 in fiscal years 2005 and 2006, respectively) representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

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

In total for the combined private placements, from April 2005 through March 12, 2007, the Company received $2,156,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share.$1,315,770 of proceeds from the issuance of the Units, representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share. The majority of the proceeds were obtained from investors located in Europe.

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings previously discussed. Originally, each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company's $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company issued an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjusted the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.


The private placement offerings discussed above were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.

For the two private placement offerings discussed above, the warrants issued pursuant to each offering became exercisable at each closing date of the private placement offering.

LIQUIDITY

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2006 by the sale of our common stock. As discussed previously, we have had no revenues for 2006 and effective May 2, 2006, are no longer a BDC and are commencing a new business model as a merchant banking firm. There is no guarantee that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures.

Presently, our only source of cash is from consulting agreements with our client companies and external financing in the form of the sale of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and that the revenue from consulting agreements with client companies or the sale of our common stock under any financing structures will be sufficient to meet our projected cash flow needs.

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

We are planning on obtaining additional cash proceeds from consulting agreements with client companies, the sale of our common stock and the sale of client company common stock that we own. As a result, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months. For a further discussion related to our ability to have sufficient cash flow to meet our planned expenditures, please see "2007 Outlook," below.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have no contractual obligations or commitments at either April 30, 2007 or 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING DEVELOPMENTS

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are "more likely that not" to occur and then measuring those positions to determine if they are recognizable in the financial statements. We will adopt FIN 48 on May 1, 2007 and we believe its adoption will not result in a material cumulative-effect adjustment.

In September 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

2007 OUTLOOK

The ability to implement our merchant banking business plan successfully will be heavily dependent on achieving sufficient revenue and cash flow from operations and securing additional capital from the issuance of our common stock or through debt.

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2006 by the sale of our common stock. There is no assurance that we will be successful under our new business model, achieve revenues and provide sufficient cash flow to fund our required expenditures. Additionally, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

Our Financial Statements are attached as Appendix A (following the Exhibits) and are hereby incorporated by reference and included as part of this Annual Report. An index to our Financial Statements is provided in response to Item 13 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2007, our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. Since April 30, 2007, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

(b) Changes in Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the year ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

Appearing as exhibits 31.1 and 31.2 to this Annual Report are certifications of our Chief Executive Officer and Chief Financial Officer, as required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures in this Item 8A of this Annual Report are related to the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

ITEM 8B.OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company are as follows:

 NAME                    AGE    POSITION
------------------------------------------------------------------

 William J. Bosso        58     Chief Executive Officer and Director
 Matthew T. Henninger    40     President, Secretary and Director
 Bruce A. Hall           51     Chief Financial Officer
 J.P. Baron              46     Director
 John Benton             54     Director
 Michael E. Marshall     49     Director
 John A. Van Tuin        44     Director

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

Bruce A. Hall has served as chief financial officer and a director of the Company since January 2006. Since May 2003, Mr. Hall has been a consultant providing financial and management services for several public and private companies. Since May 2004, Mr. Hall, as a consultant, has been the interim Chief Financial Officer of RG America, Inc., a publicly traded company that provides a broad array of synergistic products and services that addresses several key financial aspects of the commercial real estate market. From January 2005 to March 2006, Mr. Hall, as a consultant, was the interim Chief Executive Officer and Chief Financial Officer of Dent Zone International, Inc., a private company providing after market services for the automobile market. From May 1999 through May 2003, Mr. Hall was the Chief Financial Officer of Probex Corp., a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. Previously, he held senior level positions at Recognition Equipment, Inc., Harris Adacom Corporation, was a multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended April 30, 2007, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

FAMILY RELATIONSHIPS

We are unaware of any family relationships within the Company.

ITEM 10.EXECUTIVE COMPENSATION.

We provided named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors' assessment of the individual's performance.

The following table shows for the fiscal years ending April 30, 2007 and 2006, the compensation awarded or paid by the Company to its Chief Executive Officer and its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Change in
                                                                                         Non-     Pension Value
                                                                                        Equity         and
                                                                                      Incentive   Nonqualified
                   Name and                                          Stock    Option     Plan       Deferred     All other
                  Principal                         Salary  Bonus   Awards    Awards Compensation Compensation  Compensation  Total
                   Position                    Year   ($)    ($)      ($)      ($)       ($)        Earnings        ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
William J. Bosso, Chief Executive Officer      2007  64,777     -           -      -            -             -            -  64,777
                                               2006 298,833     -           -      -            -             -            - 298,833
Bruce A. Hall, Chief Executive Officer (3)     2007  45,000     - 550,000 (1)      -            -             -            - 595,000
                                               2006  35,000     -           -      -            -             -            -  35,000
                                                                -
Matthew Henninger, President                   2007  46,667     -           -      -            -             -            -  46,667
                                               2006 278,333     -           -      -            -             -            - 278,333

Harrysen Mittler, Former Chief Financial       2007       -     -           -      -            -             -            -       -
Officer and Director (2)                       2006       -     -           -      -            -             -            -       -
Robert Hunziker, Former Chief Financial        2007       -     -           -      -            -             -            -       -
Officer and Director (2) (3)                   2006       -     -           -      -            -             -   10,000 (4)  10,000

(1) In August 2006, the Company granted 500,000 shares of its $0.001 par value Common Stock to BHDH Family, L.P., Bruce A. Hall's family limited partnership, as compensation for his services to the Company and as an inducement for him to continue in that role and to serve as a consultant to the Company. Mr. Hall is not a partner - either limited or general - of this limited partnership. His spouse and children have a pecuniary interest in these securities. Mr. Hall disclaims beneficial ownership of these securities, and the filing of this report is not an admission that Mr. Hall is the beneficial owner of these securities for purposes of Section 16 or for any other purpose.

(2) Effective May 27, 2005, Harrysen Mittler resigned as Chief Financial Officer and a director. In connection with his resignation, and effective May 31, 2005, Robert Hunziker was appointed Chief Financial Officer and a director.

(3) Effective January 18, 2006, Robert Hunziker resigned as Chief Financial Officer. In connection with his resignation, and effective the same date, Bruce
A. Hall was appointed Chief Financial Officer.

(4) Represents compensation expense recorded by the Company for services provided by Rob Hunziker not paid in cash.

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers, or other employees.

No director received any type of compensation from the Company for serving in such capacity during the year ended April 30, 2007.

OPTION GRANTS IN LAST FISCAL YEAR

We have no stock options at April 30, 2007 and we do not have a stock option program for the benefit of directors, officers, or other employees.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

We have no stock options at April 30, 2007 and we do not have a stock option program for the benefit of directors, officers, or other employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers, or other employees and no equity awards are outstanding at April 30, 2007.

DIRECTOR COMPENSATION

We do not have a formal plan for director compensation. No director received any type of compensation from the Company for serving in such capacity for the year ended April 30, 2007.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

We have no employment agreements with any of our employees

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of July 25, 2007, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

                                                  NUMBER OF          PERCENTAGE
NAME AND ADDRESS OF OWNER                       SHARES OWNED        OF CLASS (1)
--------------------------------------------------------------------------------

William J. Bosso (2, 3)
400 Hampton View Court
Alpharetta, Georgia 30004                         5,020,000           15.98%

Matthew T. Henninger (3)
555 West 5th Street
Los Angeles, California 90013                     2,801,000            8.92%

Bruce A. Hall (4)
836 Blue Jay Lane
Coppell, TX 75019                                   500,000            1.59%

John W. Benton, III
4609 Village Green Drive
Roswell, Georgia 30075                              490,000            1.56%

J.P. Baron, II
701 Rossland Road East, Suite 382
Whitby, Ontario, Canada L1N 9K3                     500,000            1.59%

Michael E. Marshall
6524 Elizan Drive
NW Olympia, Washington 98502                        262,152            *

John A. Van Tuin
255 Huguenot Street, #202
New Rochelle, New York 10801                        125,000            *

Eckard Kirsch
Verlaengerte Triebstrasse 1
Heddesheim, 68542
Germany                                           1,696,400            5.40%

Harrysen Mittler
16-1375 Southdown Road, #126
Mississauga, Ontario L5J 2Z1
Canada                                            3,630,068           11.56%

ALL OFFICERS AND DIRECTORS AS A
  GROUP (7 PERSONS)                               9,698,152           30.87%
----------

*   Constitutes less than 1%

(1) Based upon 31,414,874 shares of Company's Common Stock outstanding and issuable as of July 25, 2007.

(2) Includes 200,000 shares held by Mr. Bosso's children who live at the same address as Mr. Bosso, in respect of which shares, Mr. Bosso disclaims beneficial ownership.

(3) Excludes 125,000 shares for Mr. Bosso and 125,000 shares for Mr. Henninger that are in the process of being cancelled.

(4) In August 2006, the Company granted 500,000 shares of its $0.001 par value Common Stock to BHDH Family, L.P., Mr. Hall's family limited partnership, as compensation for his services to the Company. Mr. Hall is not a partner - either limited or general - of this limited partnership. His spouse and children have a pecuniary interest in these securities and Mr. Hall disclaims beneficial ownership of these securities, and the filing of this report is not an admission that Mr. Hall is the beneficial owner of these securities for purposes of
Section 16 or for any other purpose.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For our corporate office in Georgia, we currently do not have a lease and we are not paying rent. It is being provided to the Company by William J. Bosso, our Chief Executive Officer free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight.

For the year ended April 30, 2007, the Company recorded $185,000 of revenue from two related parties. In August 2006, the Company recorded $25,000 of consulting revenue from AAPC, a company that Nortia holds an ownership position in. The entire $25,000 accounts receivable balance was collected in full by the Company. Although the Nortia investment in AAPC represents only approximately six percent (6%) of the outstanding shares of AAPC, the Company has a significant influential control on the operations of AAPC.

From August though April 2007, the Company recorded $160,000 of consulting revenue from Knight, a company that Nortia holds an ownership position in. Effective March 2007, Nortia and Knight executed a one (1) year consulting agreement whereby Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. As of April 30, 2007, Knight had prepaid $18,906 of consulting fees and the Company has recorded this amount as deferred revenue - related party in the accompanying financial statements.

ITEM 13.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits are incorporated herein by reference or are filed with this Form 10-KSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

EXHIBIT NO.           EXHIBIT DESCRIPTION

3.1               Certificate of Incorporation of Nortia Capital Partners,
                  Inc.[1]
3.2               Bylaws of Nortia Capital Partners, Inc.[1]
10.1              Consulting Agreement by and between Nortia Capital Partners,
                  Inc. and Knight Energy Corp. dated March 1, 2007.*
10.2              Voting trust Agreement by and between Nortia Capital Partners and Knight Energy Corp. dated January 1, 2007.*
10.3              Consulting Agreement dated April 26, 2007 by and between
                  Nortia Capital Partners, Inc. and Eckard Kirsch.*
14                Code of Ethics[2]
]23               Consent of Salberg & Company, P.A.*
31.1              Certification of the Chief Executive Officer of Nortia Capital
                  Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.*
31.2              Certification of the Chief Financial Officer of Nortia Capital
                  Partners, Inc. pursuant to Section 302 of the Sarbanes-Act of
                  2002.*
32.1              Certification of the Chief Executive Officer of Nortia Capital
                  Partners, Inc. pursuant to Section 906 of the Sarbanes- Act of
                  2002.*
32.2              Certification of the Chief Financial Officer of Nortia Capital
                  Partners, Inc. pursuant to Section 906 of the Sarbanes-Act of
                  2002.*
                  ----------
                  *      Filed herewith
                  1      Incorporated by reference to the Company's Form 10-SB
                         filed July 27, 1999.
                  2      Incorporated by reference to the Company's Form 10-K
                         filed November 23, 2005.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our audit committee selected Salberg & Company, PA, as independent registered public accounting firm for the Company for the fiscal year ending April 30, 2007. Salberg & Company, PA, has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

AUDIT FEES: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Salberg & Company, PA, in connection with statutory and regulatory filings. For the fiscal years ended April 30, 2007 and 2006, fees incurred by the Company were an aggregate of $39,500 and $56,000 respectively, for each quarterly review associated with our Form 10-QSB (or, prior to our withdrawal of being a BDC, our Form 10Q) filings and any amendments thereto and for the annual audit of the Company's financial statements included as part of our Form 10-KSB (or, prior to our withdrawal of being a BDC, our Form 10-K) filing.

AUDIT-RELATED FEES: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the fiscal years ended April 30, 2007, fees incurred by the Company were zero and $800 respectively.

TAX SERVICES FEES: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. There were no tax service fees incurred by the Company during the fiscal years ended April 30, 2007 and 2006.

ALL OTHER FEES: Other fees would include fees for products and services other than the services reported above. There were no other fees doing the fiscal years ending April 30, 2007 and 2006.

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

Based on the Audit Committee's discussion with management and the independent registered public accounting firm, the Audit Committee's review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommends that the board of directors include the audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, for filing with the SEC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTIA CAPITAL PARTNERS, INC.


                                        By:   /s/ William J. Bosso
                                              --------------------------
                                              William J. Bosso
                                              Chief Executive Officer

                                        By:   /s/ Bruce A. Hall
                                              --------------------------
                                              Bruce A. Hall
                                              Chief Financial Officer

                                        By:   /s/ Matthew Henninger
                                              --------------------------
                                              Matthew Henninger
                                              President

                                        Date: July 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                  DATE


/s/ William J. Bosso        Chief Executive Officer (Principal     July 30, 2007
-----------------------     Executive Officer) and Director
William J. Bosso

/s/ Bruce A. Hall           Chief Financial Officer (Principal     July 30, 2007
-----------------------     Financial Officer) and Director
Bruce A. Hall

/s/ Matthew Henninger       President and Director                 July 30, 2007
-----------------------
Matthew Henninger

/s/ Michael E. Marshall     Director                               July 30, 2007
-----------------------
Michael E. Marshall

/s/ J.P. Baron              Director                               July 30, 2007
-----------------------
J.P. Baron

/s/ John Benton             Director                               July 30, 2007
-----------------------
John Benton

/s/ John A. Van Tuin        Director                               July 30, 2007
-----------------------
John A. Van Tuin

                                                                        Page No.

Report of Independent Registered Public Accounting Firm......................F-2

Balance Sheet at April 30, 2007..............................................F-3

Statements of Operations for the years ended April 30, 2007 and 2006 and the period from
May 1, 2006 (Inception of Development Stage) to April 30, 2007...............F-5

Statements of Changes in Stockholders' Equity for the years ended
April 30, 2007 and 2006......................................................F-6

Statements of Cash Flows for the years ended April 30, 2007 and 2006 and for the period from May 1, 2006 (Inception of Development Stage) to April 30, 2007..........F-8

Notes to Financial Statements................................................F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nortia Capital Partners, Inc. (a development stage company)

We have audited the accompanying balance sheet of Nortia Capital Partners, Inc. as of April 30, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2007 and 2006 and the period from May 1, 2006 (inception of development stage) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortia Capital Partners, Inc. at April 30, 2007, and the results of their operations and their cash flows for the years ended April 30, 2007 and 2006 and for the period from May 1, 2006 (inception of development stage) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $1,474,461 and net cash used in operations of $319,052 for the year ended April 30, 2007. Additionally, the Company has an accumulated deficit and deficit accumultated during the development stage of $6,412,035 and $1,474,461 respectively at April 30, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 16, 2007

                  NORTIA CAPITAL PARTNERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                                                                      APRIL 30,
                              ASSETS                                    2007
                                                                    -----------
CURRENT ASSETS
Cash                                                                $     1,706
                                                                    -----------
TOTAL CURRENT ASSETS                                                      1,706

PROPERTY AND EQUIPMENT, NET                                               2,035
                                                                    -----------

INVESTMENTS
  Non-marketable equity securities of
   Related party, at cost                                               100,000
  Available-for-sale marketable equity
   securities of Related Party                                        1,250,000
                                                                    -----------
TOTAL INVESTMENTS                                                     1,350,000
                                                                    -----------

TOTAL ASSETS                                                        $ 1,353,741
                                                                    ===========

                           LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                          9,356
Deferred revenue - related party                                         18,906
Accrued expenses                                                         68,480
                                                                    -----------
TOTAL CURRENT LIABILITIES                                           $    96,742
                                                                    ===========

COMMITMENTS AND CONTINGENCIES (NOTE 7)

                       STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value,
 5,000,000 shares authorized
 zero shares issued and outstanding                                 $      --
Common stock, $0.001 par value,
 50,000,000 shares authorized
 31,414,874 shares issued and outstanding                                31,415
Common stock issuable, 4,545 shares outstanding                               5
Additional paid in capital                                            7,863,325
Accumulated deficit                                                  (6,412,035)
Deficit accumulated during development stage                         (1,474,461)
Accumulated other comprehensive income                                1,248,750
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                            1,256,999
                                                                    ===========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,353,741
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                      NORTIA CAPITAL PARTNERS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                                                                     MAY 1, 2006
                                                                                   (INCEPTION OF
                                                             YEAR ENDED         DEVELOPMENT STAGE) TO
                                                              APRIL 30,               APRIL 30,
                                                   ----------------------------    ------------
                                                        2007            2006            2007
                                                   ------------    ------------    ------------

REVENUES - RELATED PARTY                           $    185,000    $       --      $    185,000

OPERATING EXPENSES
General and administrative                              210,615         348,175         210,615
Depreciation                                                837            --               837
Rent                                                     12,254          20,441          12,254
Consulting                                              575,591         141,698         575,591
Compensation                                            711,867         654,438         711,867
Directors fees                                             --            14,622            --
Professional fees                                       195,940         447,633         195,940
                                                   ------------    ------------    ------------
TOTAL OPERATING EXPENSES                              1,707,104       1,627,007       1,707,104
                                                   ------------    ------------    ------------

OPERATING LOSS                                       (1,522,104)     (1,627,007)     (1,522,104)

OTHER INCOME (EXPENSE)
Gain on sale of available for sale securities -
 previously impaired                                     50,000            --            50,000
Interest expense                                         (5,324)         (2,927)         (5,324)
Interest income                                           2,967             473           2,967
                                                   ------------    ------------    ------------
OTHER INCOME (EXPENSE)                                   47,643          (2,454)         47,643
                                                   ------------    ------------    ------------

NET LOSS                                           $ (1,474,461)   $ (1,629,461)   $ (1,474,461)
                                                   ============    ============    ============

COMPREHENSIVE LOSS
Unrealized gain on available for sale securities      1,248,750            --         1,248,750
                                                   ------------    ------------    ------------

TOTAL COMPREHENSIVE LOSS                           $   (225,711)   $ (1,629,461)   $   (225,711)
                                                   ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED             $      (0.05)   $      (0.06)   $      (0.05)
                                                   ============    ============    ============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED          28,272,180      26,708,109      28,272,180
                                                   ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                                                             NORTIA CAPITAL PARTNERS, INC.
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          YEARS ENDED APRIL 30, 2007 AND 2006


                                                                                               Common Stock
                         Preferred Stock                    Common Stock                         Issuable               Additional
                      ------------------------       ---------------------------        --------------------------        Paid-In
                      Shares          Amount           Shares           Amount            Shares          Amount          Capital
                      -------      -----------       ----------      -----------        ---------      -----------      -----------

BALANCE AT
APRIL 30,
2005                  300,000      $       300       22,297,254      $    22,297        3,257,700      $     3,258      $ 4,713,791

Common stock
issuable from
private
placement -
$1.10 per
share                    --               --               --               --          1,617,155            1,617        1,777,253

Compensation
expense for
officer not
being paid               --               --               --               --               --               --             10,000

Amortization
of deferred
consulting               --               --               --               --               --               --               --

Conversion of
preferred
stock to
common stock         (300,000)            (300)         600,000              600             --               --               (300)

Common stock
cancelled for
termination
of services              --               --            (84,000)             (84)            --               --                 84

Net loss,
year ended
April 30,
2006                     --               --               --               --               --               --               --
                      -------      -----------       ----------      -----------        ---------      -----------      -----------

BALANCE AT
APRIL 30,
2006                     --               --         22,813,254           22,813        4,874,855            4,875        6,500,828


Common stock
issued from
private
placement -
$1.10 per
share                    --               --            264,755              265             --               --            290,964

Common stock
issued that
was issuable             --               --          4,876,455            4,877       (4,874,855)          (4,875)              (2)

Common stock
issued for
revision of
private
placement -
$.52 per
share                    --               --          1,960,410            1,960             --               --             (1,960)

Common stock
issued for
compensation             --               --            500,000              500             --               --            549,500

Common stock
issued for
consulting               --               --          1,000,000            1,000             --               --            519,000

Common stock
issuable for
conversion of
accounts
payable                  --               --               --               --              4,545                5            4,995

Unrealized
gain on
available for
sale equity
securities               --               --               --               --               --               --               --

Net loss,
year ended
April 30,
2007                     --               --               --               --               --               --               --
                      -------      -----------       ----------      -----------        ---------      -----------      -----------
BALANCE AT
APRIL 30,
2007                     --        $      --         31,414,874      $    31,415            4,545      $         5      $ 7,863,325
                      =======      ===========       ==========      ===========        =========      ===========      ===========

[restubbed]


                                           Deficit
                                         Accumulated                       Accumulated
                                           During                             Other           Total
                        Accumulated      Development        Deferred      Comprehensive    Stockholders'
                          Deficit           Stage          Consulting        Income           Equity
                        -----------      -----------      -----------      -----------     -----------

BALANCE AT
APRIL 30,
2005                    $(4,782,575)     $      --        $   (86,700)     $      --       $  (129,629)

Common stock
issuable from
private
placement -
$1.10 per
share                          --               --               --               --         1,778,870

Compensation
expense for
officer not
being paid                     --               --               --               --            10,000

Amortization
of deferred
consulting                     --               --             86,700             --            86,700

Conversion of
preferred
stock to
common stock                   --               --               --               --              --

Common stock
cancelled for
termination
of services                    --               --               --               --              --

Net loss,
year ended
April 30,
2006                     (1,629,461)            --               --               --        (1,629,461)
                        -----------      -----------      -----------      -----------     -----------

BALANCE AT
APRIL 30,
2006                     (6,412,035)            --               --               --           116,480


Common stock
issued from
private
placement -
$1.10 per
share                          --               --               --               --           291,229

Common stock
issued that
was issuable                   --               --               --               --              --

Common stock
issued for
revision of
private
placement -
$.52 per
share                          --               --               --               --              --

Common stock
issued for
compensation                   --               --               --               --           550,000

Common stock
issued for
consulting                     --               --               --               --           520,000

Common stock
issuable for
conversion of
accounts
payable                        --               --               --               --             5,000

Unrealized
gain on
available for
sale equity
securities                     --               --               --          1,248,750       1,248,750

Net loss,
year ended
April 30,
2007                           --         (1,474,461)            --               --        (1,474,461)
                        -----------      -----------      -----------      -----------     -----------
BALANCE AT
APRIL 30,
2007                    $(6,412,035)     $(1,474,461)     $      --        $ 1,248,750     $ 1,256,999
                        ===========      ===========      ===========      ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                                                   NORTIA CAPITAL PARTNERS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                                                                                             PERIOD FROM
                                                                                                            MAY 1, 2006
                                                                                                           (INCEPTION OF
                                                                                  YEAR ENDED           DEVELOPMENT STAGE) TO
                                                                                   APRIL 30,                 APRIL 30,
                                                                             2007             2006             2007
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(1,474,461)     $(1,629,461)     $(1,474,461)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense                                                   550,000             --            550,000
Stock consulting expense                                                     520,000             --            520,000
Compensation expense for officer not being paid                                 --             10,000             --
Gain on sale of previously impaired available-for-sale securities            (50,000)            --            (50,000)
Depreciation                                                                     837             --                837
Amortization of deferred consulting                                             --             86,700             --
Changes in operating assets and liabilities:
 Decrease (increase) in other receivable                                      54,150           (4,150)          54,150
 Decrease in accounts payable                                                 (2,838)         (69,978)          (2,838)
 Increase in deferred revenue - related party                                 18,906             --             18,906
 Increase (decrease) in accrued expenses                                      64,354          (50,033)          64,354
                                                                         -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                       (319,052)      (1,656,922)        (319,052)
                                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Issuance of note receivable                                                    --           (100,000)            --
 Investments in affiliates - minority-owned                                     --             (1,250)            --
 Purchase of property and equipment                                           (2,872)            --             (2,872)
                                                                                          -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (2,872)        (101,250)          (2,872)
                                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                                          291,229        1,778,870          291,229
                                                                         -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    291,229        1,778,870          291,229
                                                                         -----------      -----------      -----------

NET DECREASE (INCREASE) IN CASH                                              (30,695)          20,698          (30,695)
                                                                         -----------      -----------      -----------
Cash at Beginning of Period                                                   32,401           11,703           32,401
                                                                         -----------      -----------      -----------
CASH AT END OF PERIOD                                                    $     1,706      $    32,401      $     1,706
                                                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                 $      --        $      --        $      --
                                                                         ===========      ===========      ===========
Taxes                                                                    $      --        $      --        $      --
                                                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
TRANSACTIONS:
Conversion of loan receivable to non-marketable equity securities at     $   100,000      $      --        $   100,000
 cost
Common stock issuable for conversion of accounts payable                       5,000             --              5,000
Common stock issued for cancellation of services                                --                 84             --
Common stock issued for conversion of preferred stock                           --                300             --
Unrealized gain on available for sale securities                           1,248,750             --          1,248,750

    The accompanying notes are an integral part of the financial statements.

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


1.    HISTORY AND NATURE OF BUSINESS

NATURE OF OPERATIONS

Nortia Capital Partners, Inc. ("Nortia," "we," "us," "our," "its", or the "Company") is an Atlanta, Georgia based merchant banking company that provides access to capital and advisory services for management buyouts, recapitalizations and the expansion needs of emerging growth companies.

We elected to become a Business Development Company ("BDC") in January 2005, pursuant to the provisions of the 1940 Act. The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the periods ended April 30, 2006 and 2005. Effective May 2, 2006, the Company filed a Form N-54C with the United States Securities and Exchange Commission ("SEC") withdrawing its election to be regulated as a BDC. The Company has commenced a new business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded, as discussed further below.

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

During June 2003, present management was engaged to raise additional capital, and initiate business activities. During the fiscal quarter ending July 31, 2003, the business re-entered the development stage. At that time, management raised capital and commenced preparations to operate as a Business Development Company ("BDC"), intending to be regulated pursuant to certain requirements of the 1940 Act applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a definitive share Exchange Agreement with Global Life Sciences, Inc. ("Global"), a publicly traded Nevada corporation, which then changed its name to "Nortia Capital Partners, Inc." On December 2, 2004, the Exchange Agreement was consummated. On December 3, 2004, the business was merged into the Nevada corporation with the Nevada corporation surviving. As a result of the recapitalization, we are now organized under the laws of the State of Nevada.

On January 4, 2005, we filed a Form N-54A with the SEC pursuant to which we elected to be regulated as a BDC pursuant to Section 54 of the 1940 Act. As a result, we operated as an investment company with a plan to build an investment portfolio and enhance the Company's shareholder value. It was our intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course, and with respect to which a comment letter was issued by the SEC staff to the Company. As a result, we understood we were out of compliance with certain of

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. Ultimately, the Board of Directors of the Company (the "Board") directed the Company to take immediate and substantial steps to remediate certain of the compliance failures, and the Company informed the SEC staff of these steps.

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

On May 2, 2006, we filed form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the Act. As of that date, the Company was no longer a BDC and now intends to at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, we do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding
40 percent of the Company's total assets at any one time.

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

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting. BDC financial statement presentation and accounting use the "fair value" method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value ("SFAS 115 - Accounting for Certain Investments In Debt and Equity Securities") or historical-cost methods ("APB 18 - The Equity Method of Accounting for Investments in Common Stock") of accounting for financial statement presentation and accounting for securities held, depending on how

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders' equity. In light of its limited assets, the effect of the change in method of accounting was not material. In accordance with SFAS 154 - Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3", the change from a BDC to an operating company has been retrospectively applied to prior periods.

With the new business model, effective May 2, 2006, the Company has commenced a new development stage and has not generated any significant revenue to date from its new business model. Activities during the new development stage includes raising capital and implementing the new business plan.The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,474,461 and net cash used in operations of $319,052 for the year ended April 30, 2007. The Company recorded a $1,248,750 unrealized gain on available-for-sale securities and had a comprehensive loss of $225,711 for the year ended April 30, 2007. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $1,474,461 at April 30, 2007.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its new business model, raise capital through obtaining additional debt or selling additional securities, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP"), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes valuation of the fair value of financial instruments, the valuation of our investments and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to five years, using the straight-line method. Maintenance and repair expense are expensed as incurred.

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument.

In accordance with SFAS 133 - "Accounting for Derivative Instruments and Hedging Activities" and released interpretations, the identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques whichever is more practical under the circumstance. These models require assumptions not limited to the following examples: the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at April 30, 2007.

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with SFAS 115.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

Management determines the appropriate classification of its investments at the time of acquisition and

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with SFAS 115 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the years ended April 30, 2007 and 2006, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin ("SAB") 104. Revenue is recognized when persuasive evidence of an arrangement exists with a fixed or determinable selling price, as services are provided and when collection is reasonably assured.

Revenues earned during 2007 were derived from services and recognized as the services were completed.

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

Net Loss per Share of Common Stock

Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or subscribed during the period. Diluted loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations and therefore, diluted EPS equals basic EPS.

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


At April 30, 2007, there were warrants to purchase 1,960,410 shares of the Company's common stock which may dilute future earnings per share.

Comprehensive Loss

Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consists of an unrealized gain related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

In adopting SFAS 123 (R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. The fair value for these awards is based on the grant date. There was no cumulative effect for applying SFAS 123 (R) at May 1, 2006.

For periods prior to May 1, 2006, the Company accounted for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Recent Accounting Developments

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply, to the Company.

In July 2006, the Financial Accounting Standards Board, ("FASB"), issued Interpretation 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109", or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are "more likely that not" to occur and then measuring those positions to determine if they are recognizable in the financial statements. The Company will adopt FIN 48 on May 1, 2007 and does not believe it will be material to the financial statements.

In September 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

4.    INVESTMENTS AND LOAN RECEIVABLE

On September 15, 2006, the Company sold its entire 50,000 share interest in Universal to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The 50,000 shares had previously been written off by the Company as an impairment loss during fiscal year 2005. Accordingly, the Company recorded the transaction as note receivable with an offset to gain on the sale of available-for-sale securities previously impaired. As a result of the sale, the financial statements for the six months ended October 31, 2006 reflected a reversal of the $200,000 unrealized gain on available for sale securities previously recorded. In November 2006, the entire $50,000 note receivable was paid in full and the note receivable was reduced to zero.

At April 30, 2007, the Company continues to hold 2,587,983 shares of Avix Technologies, Inc. ("Avix"), a publicly held company that was impaired to a zero value in fiscal year 2004.

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation, a newly formed wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub would issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada would transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company ("Holley Communications"), to the Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services. In October 2006, the Company made the decision to terminate the definitive Share Agreement and all discussions related to a transaction have ceased.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces, markets, and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately 6,000 supermarkets and grocery stores. As of April 30, 2006, the Company had funded the entire $100,000 commitment and

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


was working on a formal agreement for the terms of the funding. Accordingly, the $100,000 was recorded as a Loan Receivable in the Financial Statements as of April 30, 2006. In May 2006, the Company formally completed an agreement related to the $100,000 of funding provided to AAPC. The agreement exchanges the $100,000 loan receivable for 750,000 common shares of AAPC, representing a non-controlling equity position of approximately 6% of AAPC as of October 31, 2006. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC.

On February 5, 2007, AAPC announced that its SB-2 registration statement filed with the SEC had become effective and AAPC completed the filing of a 15c-211 registration with the NASD to begin trading over-the-counter. However, there has been no trading in the AAPC stock through the date of these financial statements. The Company evaluated the investment as of April 30, 2007 and since there is no active trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of $100,000 has been utilized as the value as of April 30, 2007. In accordance with APB 18, the Company has classified the investment as a non-marketable security at cost in the accompanying financial statements based on the marketability factor pursuant to SFAS 115.

In March 2006, the Company acquired 1,250,000 shares, representing a non-controlling equity position of approximately five percent (5%) of the common shares outstanding of Knight Energy Corp. ("Knight") for a purchase price of $1,250. The Company's CEO and CFO are also the CEO and CFO of Knight, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying financial statements. Based upon the illiquid nature of the investment, the Company determined that the Knight securities are more appropriately classified as a long-term asset. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006, Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that includes four producing natural gas wells. Stephens County has been a successful producer of oil and gas over the last fifty years. Subsequently, Knight acquired the remaining 25% interest and now owns 100% of the independent oil and gas services company. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with Statement of Financial Accounting Standards No. 123 "FASB 123" and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value of zero under the Black-Scholes method. See Note 8 - Related Party Transactions. Knight's securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC".

During 2006, in accordance with APB 18, the Company had classified the investment in Knight at cost or $1,250 due to a lack of an active trading market. The Knight closing stock price on April 30, 2007 was significantly greater than the historical cost recorded of $1,250. However, Knight initiated a private

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


placement offering of its securities to accredited investors at $1.00 per share and the offering was still outstanding as of April 30, 2007. In accordance with SFAS 115, the Company has utilized the $1.00 per share valuation since the offering shares and the shares held by the Company are both restricted shares and the 1,250,000 shares have been valued at $1,250,000 and classified the investment as an available-for-sale marketable security at fair value in the accompanying financial statements as of April 30, 2007. As a result of the valuation, the Company recorded a $1,248,750 unrealized gain on available for sale equity securities in the stockholders' equity section of the financial statements as of April 30, 2007.

5. STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 31,414,874 were issued and outstanding at April 30, 2007, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at April 30, 2007. As of April 30, 2007, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 4,545 shares that are issuable and outstanding at April 30, 2007. Including issuable shares, we have 31,419,419 shares outstanding and issuable as of April 30, 2007.

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at April 30, 2007.

COMMON STOCK AND COMMON STOCK ISSUABLE

During the year ended April 30, 2007, the Company issued certain shares of common stock that were previously classified as issuable.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share ("Unit"). Each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units ($86,350 and $1,229,420 in fiscal years 2005 and 2006, respectively), representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

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

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share.

In total for the combined private placements, from April 2005 through March 12, 2007, the Company received $2,156,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share (see amendment below of warrant exercise price).

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings previously discussed. Originally, each Unit consisted of one share of the Company's $0.001 par value common stock and one two-year warrant to purchase the Company's common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company's $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company issued an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjusted the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.

The private placement offerings discussed above were offered without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D (or Rule 903 of Regulation S where investor is a non-U.S. person) promulgated by the SEC.
For the two private placement offerings discussed above, the warrants issued pursuant to each offering became exercisable at each closing date of the private placement offering.

In August 2006, the Company granted 500,000 shares of common stock to the new Chief Financial Officer of the Company. Since the Company was in the process of a Private Placement Offering as discussed above, the shares were valued at the Private Placement offering price of $1.10 per share or $550,000 and recorded as compensation in accompanying financial statements.

In October 2006, the Company verbally agreed to convert a $5,000 accounts payable balance for previous third party legal services into common stock of the Company. The conversion was valued at $1.10 per share, the Private Placement offering price discussed above or a conversion into 4,545 shares of common stock. However, as of the date of these financial statements, the written agreement for the conversion has not been executed by the third party and is recorded as common stock issuable as of April 30, 2007. The Company believes that the third party will execute the agreement in the near future.

In April 2007, the Company issued 1,000,000 shares of common stock to a consultant for financial consulting services. The shares were valued at $0.52 per share or $520,000, the closing trading price of the common stock on the date of grant. There was no specific term for the consulting agreement except that both parties can terminate by giving the other party thirty (30) days written notice and therefore the Company recorded the entire $520,000 as consulting expense on the date of grant.

WARRANTS

As a result of the two private placements discussed above, the Company issued 1,960,410 two-year warrants to purchase common stock at a revised exercise price of $0.25 per share. The warrants issued pursuant to each offering became exercisable at each closing date of the private placement offering.

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


The Company evaluated the 1,196,155 warrants from the April 2005 private placement and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $803,000 was assigned to the warrants and was recorded to additional paid in capital, as the warrants were a component of a private placement offering.

The Company evaluated the 764,255 warrants from the January 2006 private placement and utilized the Black Scholes method to determine valuation. As a result of its evaluation, a valuation of approximately $367,955 was assigned to the warrants and was recorded to additional paid in capital, as the warrants were a component of a private placement offering.

The following table summarizes activity related to warrants issued under the private placements during the years ended April 30, 2007 and 2006:

                                                             Weighted Average
                                   Number of Warrants         Exercise Price
                                   ------------------         --------------
 Balance at April 30, 2005                  78,500                $  0.25
  Granted                                1,617,155                   0.25
  Exercised                                     --                     --
  Forfeited                                     --                     --
                                         ---------               --------
 Balance at April 30, 2006               1,695,655               $   0.25

  Granted                                  264,755                   0.25
  Exercised                                     --                     --
  Forfeited                                     --                     --
 Balance at April 30, 2007               1,960,410               $   0.25
                                         =========               ========

At April 30, 2007, the terms of exercisable warrants to purchase our common stock are summarized below:

                                  Weighted
                                   Average   Weighted                Weighted
                     Number       Remaining  Average      Number     Average
    Range of     Outstanding at  Contractual Exercise Exercisable at Exercise
 Exercise Prices  April 30, 2007    Life      Price   April 30, 2007  Price
------------------------------------------------------------------------------
      $0.25         1,960,410    1.16 years   $0.25     1,960,410     $0.25
      =====         =========    ==========   =====     =========     =====

6. INCOME TAXES

There was no income tax for the years ended April 30, 2007 or 2006 due to the Company's net loss. The Company's tax expense differs from the "expected" tax expense for the years ended April 30, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                       2007              2006
                                                    ---------         ---------
Computed "expected" tax benefit                     $(501,317)        $(554,016)
Stock based issuances                                 363,800            32,878
Change in valuation allowance                         137,517           521,138
                                                    ---------         ---------
Income tax expense                                  $    --           $    --
                                                    =========         =========

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at April 30, 2007 are as follows:

Deferred tax assets:
 Net operating loss                                                 $ 1,021,675
                                                                    -----------
Total deferred tax assets                                             1,021,675
Valuation allowance                                                  (1,021,675)
                                                                    -----------
Net deferred tax asset                                              $      --
                                                                    ===========

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $137,517 for the year ended April 30, 2007 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $3,004,927 and expire in years through 2027.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On April 21, 2005, Mirador Consulting, Inc. ("Mirador") filed a Complaint against Nortia Capital Partners, a Florida corporation and predecessor to us, in the County Court ("County Court Litigation") in and for Palm Beach County, Florida. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004. Pursuant to the terms of that agreement, Mirador received shares in our Company. On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist. Subsequently, the Company has filed a number of motions to dismiss and/or strike Mirador's filing of amended defenses and claims. On June 29, 2006, Mirador filed a Motion for Declaratory Judgment and Motion for Judgment on the Pleadings that sought final resolution to the Company's claims in Mirador's favor. In order to address any alleged deficiencies in its claims, the Company filed a Motion for Leave Amended Complaint on January 22, 2007. The Court granted that Motion on January 29, 2007. On February 8, 2007, Mirador filed a Motion to Dismiss the Company's complaint with prejudice and this motion remains pending. On March 20, 2007, the Company served Mirador with discovery requests and Mirador's responses have not been received and are overdue.

The Company intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our filings.

Due to the nature of the Company's business, the Company may be at risk of being classified as an investment company under the 1940 Act. Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $1,250,000 in the accompanying financial statements as of April 30, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at April 30, 2007.

NOTE 8.   RELATED PARTY TRANSACTIONS

Our corporate office is in Atlanta, Georgia and we currently do not have a lease and we are not paying rent. It is being provided to the Company by an officer/director free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying financial statements. We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. ("Knight") for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight (see Note 4 - Investments and Loan Receivable).

For the year ended April 30, 2007, the Company recorded $185,000 of revenue from two related parties. In August 2006, the Company recorded $25,000 of consulting revenue from AAPC, a company that Nortia holds an ownership position in. The entire $25,000 accounts receivable balance was collected in full by the Company. Although the Nortia investment in AAPC represents only approximately six percent (6%) of the outstanding shares of AAPC, the Company has a significant influential control on the operations of AAPC (see Note 4 - Investments and Loan Receivable).

From August though April 2007, the Company recorded $160,000 of consulting revenue from Knight, a company that Nortia holds an ownership position in. Effective March 2007, Nortia and Knight executed a one (1) year consulting agreement whereby Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. As of April 30, 2007, Knight had prepaid $18,906 of consulting fees and the Company has recorded this amount as deferred revenue - related party in the accompanying financial statements.

NOTE 9.   CONCENTRATIONS

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

The Company has received cash proceeds from two private placements. From
April 2005 through March 12, 2007, the Company received $2,156,449 of proceeds from the issuance of the Units ($86,350,

                         NORTIA CAPITAL PARTNERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


$1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share. The majority of these proceeds were from investors located in Europe (see Note 5 - Stockholders' Equity).

Revenues during 2007 were derived entirely from two customers (87% and 13%) who were both related parties - see Note 7 - Related Party Transactions.