Form 10QSB
period 2007-07-31
NORTIA CAPITAL PARTNERS, INC.
filed 2007-09-06
CIK 1089773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2007


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the Transition Period from ____________ to _______________


                       Commission file number
                                0-26843

                    NORTIA CAPITAL PARTNERS, INC.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

          Nevada                                      90-0254041
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                       400 Hampton View Court
                        Alpharetta, GA 30004
            ----------------------------------------
            (Address of principal executive offices)

                           770-777-6795
                    ---------------------------
                    (Issuer's telephone number)

                               N/A
        ----------------------------------------------------
        (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                        No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

               Yes [ ]                        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 31,414,874 outstanding as of September 1, 2007.

Transitional Small Business Disclosure Format (check one):

               Yes [ ]                        No [X]

                 NORTIA CAPITAL PARTNERS, INC.
                          FORM 10-QSB

                       TABLE OF CONTENTS

                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION.................................   1

Item 1. Financial Statements...................................   2

Item 2. Management's Discussion and Analysis or Plan
        of Operation...........................................   10

Item 3. Controls and Procedures................................   14

PART II - OTHER INFORMATION....................................   14

Item 1. Legal Proceedings......................................   14

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds........................................   15

Item 3. Defaults Upon Senior Securities........................   15

Item 4. Submission of Matters to a Vote of Security Holders....   15

Item 5. Other Information......................................   16

Item 6. Exhibits...............................................   16

SIGNATURES.....................................................   17

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are the following financial statements:

Balance Sheets at July 31, 2007 (Unaudited) and April 30, 2007

Statements of Operations for the three months ended July 31, 2007 and 2006 (Unaudited) and from Inception Date of May 1, 2006 to
July 31, 2007 (Unaudited)

Statements of Cash Flows for the three months ended July 31, 2007 and 2006 (Unaudited) and from Inception Date of May 1, 2006 to
July 31, 2007 (Unaudited)

Notes to Unaudited Financial Statements

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)

                           Balance Sheets

                                            (Unaudited)
                 ASSETS                       July 31,          April 30,
                 ------                   ---------------   ---------------
                                               2007               2007
                                          ---------------   ---------------
Current Assets
  Cash                                    $         1,546   $         1,706
                                          ---------------   ---------------
Total Current Assets                                1,546             1,706
                                          ===============   ===============

Property and Equipment, net                         1,794             2,035
                                          ---------------   ---------------

Investments
  Non-marketable equity securities
    of Related Party, at cost                     100,000           100,000
  Available-for-sale marketable equity
    securities of Related Party                 1,250,000         1,250,000
                                          ---------------   ---------------
Total Investments                               1,350,000         1,350,000
                                          ---------------   ---------------

Total Assets                              $     1,353,340   $     1,353,741
                                          ===============   ===============

               LIABILITIES
               -----------

Current Liabilities
  Accounts payable                        $        41,585   $         9,356
  Deferred revenue - related party                 43,406            18,906
  Accrued expenses                                      -            68,480
                                          ---------------   ---------------
Total Current Liabilities                 $        84,991   $        96,742
                                          ===============   ===============

Commitments and Contingencies (Note 6)

          STOCKHOLDERS' EQUITY
          --------------------

Preferred stock, Series A, $0.001 par
  value, 5,000,000 shares authorized,
  zero shares issued and outstanding      $             -   $             -
Common stock, $0.001 par value,
  50,000,000 shares authorized
  31,414,874 shares issued and
  outstanding                                      31,415            31,415
Common stock issuable, 4,545 shares
  outstanding                                           5                 5
Additional paid in capital                      7,888,325         7,863,325
Accumulated deficit                            (6,412,035)       (6,412,035)
Deficit accumulated during development
  stage                                        (1,488,111)       (1,474,461)
Accumulated other comprehensive income          1,248,750         1,248,750
                                          ---------------   ---------------
Total Stockholders' Equity                      1,268,349         1,256,999
                                          ===============   ===============
Total Liabilities and
Stockholders' Equity                      $     1,353,340   $     1,353,741
                                          ===============   ===============

         The accompanying unaudited notes are an integral part
                      of the financial statements.

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)

                      Statements of Operations
                            (Unaudited)

                                                                            Period from
                                                                            May 1, 2006
                                                                           (Inception of
                                                                            Development
                                         Three Months Ended                  Stage) to
                                               July 31,                       July 31,
                                        2007               2006                 2007
                                 ------------------------------------    ----------------

Revenues - Related Party         $        60,000     $              -    $        245,000

Operating Expenses
 Contributed executive services           25,000                    -              25,000
 General and administrative               20,381               77,817             230,996
 Depreciation                                241                    -               1,078
 Rent                                          -                5,404              12,254
 Consulting                                4,500                3,000             580,091
 Compensation                                  -              117,610             736,867
 Professional  fees                       23,571               65,218             219,511
                                 ------------------------------------    ----------------
Total Operating Expenses                  73,693              269,049           1,780,797
                                 ------------------------------------    ----------------

Operating Loss                           (13,693)            (269,049)         (1,535,797)

Other Income (Expense)
 Gain on sale of available for
   sale securities - previously
   impaired                                     -                   -              50,000
 Interest expense                               -                 (11)             (5,324)
 Interest income                               43                 132               3,010
                                 ------------------------------------    ----------------
Other Income (Expense)                         43                 121              47,686
                                 ------------------------------------    ----------------

Net Loss                         $        (13,650)   $       (268,928)   $     (1,488,111)
                                 ====================================    ================

Comprehensive Loss
 Unrealized gain on available
  for sale securities                           -             200,000           1,248,750
                                 ====================================    ================

Total Comprehensive Loss         $        (13,650)   $        (68,928)   $       (239,361)
                                 ====================================    ================

Net Loss Per Share
 - Basic and Diluted             $          (0.00)   $          (0.01)   $          (0.05)
                                 ====================================    ================

Weighted Average Shares                31,419,419          27,845,709          28,905,759
                                 ====================================    ================

         The accompanying unaudited notes are an integral part
                      of the financial statements.

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)

                      Statements of Cash Flows
                            (Unaudited)

                                                                                    Period from
                                                                                    May 1, 2006
                                                                                   (Inception of
                                                                                    Development
                                                 Three Months Ended                  Stage) to
                                                       July 31,                       July 31,
                                                2007               2006                 2007
                                         ------------------------------------    ----------------
Cash Flows From Operating Activities:
 Net loss                                $       (13,650)    $       (268,928)   $     (1,488,111)
Adjustments to reconcile net loss to
  net cash used in operations:
    Contributed executive  services               25,000                    -              25,000
    Stock compensation expense                         -                    -             550,000
    Stock consulting expense                           -                    -             520,000
    Gain on available-for-sale
      securities - previously impaired                 -                    -             (50,000)
    Depreciation                                     241                    -               1,078
  Changes in operating assets and
  liabilities:
    Decrease in other receivable                       -                3,750              54,150
    Increase (decrease) in accounts
      payable                                     32,229              (12,193)             29,392
    Increase in deferred revenue
      - related party                             24,500                    -              43,406
    Increase (decrease) in accrued
      expenses                                   (68,480)              31,268              (4,127)
                                         ------------------------------------    ----------------
Net Cash Used In Operating Activities               (160)            (246,103)           (319,213)
                                         ------------------------------------    ----------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                   -               (2,872)             (2,872)
                                         ------------------------------------    ----------------
Net Cash Used In Investing Activities                  -               (2,872)             (2,872)
                                         ------------------------------------    ----------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock                   -              258,829             291,229
                                         ------------------------------------    ----------------
Net Cash Provided By Financing
Activities                                             -              258,829             291,229
                                         ------------------------------------    ----------------

Net Increase (Decrease) in Cash                     (160)               9,854             (30,855)
                                         ------------------------------------    ----------------
Cash at Beginning of Period                         1,706              32,401              32,401
                                         ------------------------------------    ----------------
Cash at End of Period                    $          1,546   $          42,255    $          1,546
                                         ====================================    ================

Supplemental Disclosure of
Cash Flow Information:
  Cash paid during the period for:
    Interest                             $              -   $               -    $              -
                                         ====================================    ================
Taxes                                    $              -   $               -    $              -
                                         ====================================    ================

Supplemental Disclosure of Non-Cash
Investing and Financing Transactions:
  Conversion of loan receivable to
    non-marketable equity securities
    at cost                              $              -   $         100,000    $        100,000
  Common stock issuable for conversion
    of accounts payable                                 -                   -               5,000
  Unrealized gain on available-for-sale
    securities                                          -             200,000           1,248,750

         The accompanying unaudited notes are an integral part
                      of the financial statements.

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

Note 1.  Basis of Presentation
         ---------------------

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

These unaudited financial statements should be read in conjunction with Nortia Capital Partners, Inc.'s ("Nortia", "we", "us", "our", or the "Company") audited financial statements and notes thereto for the year ending April 30, 2007 included in the Company's Form 10-K filed with the SEC on July 30, 2007.

Note 2.  Nature of Operations and Summary of Significant Accounting
         Policies
         ----------------------------------------------------------

Nature of Operations

Nortia Capital Partners, Inc. ("Nortia," "we," "us," "our," "its", or the "Company") is an Atlanta, Georgia based merchant banking company that provides merchant banking-type services to small, private companies seeking to become publicly held and traded.

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)


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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting. BDC financial statement presentation and accounting use the "fair value" method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value ("SFAS 115 - Accounting for Certain Investments In Debt and Equity Securities") or historical-cost methods ("APB 18 - The Equity Method of Accounting for Investments in Common Stock") of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders' equity. In light of its limited assets, the effect of the change in method of accounting was not material. In accordance with SFAS 154 - "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3", the change from a BDC to an operating company has been retrospectively applied to prior periods.

With the new business model, effective May 2, 2006, the Company has commenced a new development stage and has not generated any significant revenue to date from its new business model. Activities during the new development stage include raising capital and implementing the new business plan. The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.

Significant Accounting Policies

Accounting Estimates
--------------------

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP"), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes valuation of the fair value of financial instruments, the valuation of our investments, the valuation of non-cash executive compensation services and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Property and Equipment
----------------------

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

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

Fair Value of Financial Instruments
-----------------------------------

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2007.

Investments
-----------

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

recorded no impairment charges for securities during the three months ended July 31, 2007 and 2006, respectively.

Revenue Recognition
-------------------

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin ("SAB") 104. Revenue is recognized when persuasive evidence of an arrangement exists with a fixed or determinable selling price, as services are provided and when collection is reasonably assured.

Revenues earned during the three months ended July 31, 2007 and 2006 were derived from services and recognized as the services were completed.

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

Net Loss per Share of Common Stock
----------------------------------

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

At July 31, 2007, there were warrants to purchase 1,960,410 shares of the Company's common stock which may dilute future earnings per share.

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consists of an unrealized gain related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity.

Stock-Based Compensation
------------------------

Effective May 1, 2006, the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25,

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

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

In July 2006, the Financial Accounting Standards Board, ("FASB"), issued Interpretation 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109", or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are "more likely that not" to occur and then measuring those positions to determine if they are recognizable in the financial statements. The Company adopted FIN 48 on May 1, 2007 and does not believe it will have a material impact to the financial statements.

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

Note 3.  Going Concern
         -------------

As reflected in the accompanying financial statements, the Company had a net loss of $13,650 for the three months ended July 31, 2007 and has had a net loss from the inception of the development stage to July 31, 2007 of $1,488,111. Additionally, the Company has an accumulated deficit of $6,412,035 at July 31, 2007.

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

Note 4.  Investments
         -----------

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

At July 31, 2007, the Company continues to hold 2,587,983 shares of Avix Technologies, Inc. ("Avix"), a publicly held company that was impaired to a zero value in fiscal year 2004.

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC.

On February 5, 2007, AAPC announced that its SB-2 registration statement filed with the SEC had become effective and AAPC completed the filing of a 15c-211 registration with the NASD to begin trading over-the-counter and are currently traded over-the-counter on the bulletin board under the symbol "AAPT". However, there has been minimal trading in the AAPC stock through the date of these financial statements and the Company has received an "E" for its symbol due to the inability to timely file its quarterly 10-QSB with the SEC. The Company evaluated the investment as of July 31, 2007 and since there is no active trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of $100,000 has been utilized as the value as of July 31, 2007. In accordance with APB 18, the Company has classified the investment as a non-marketable security at cost in the accompanying financial statements based on the marketability factor pursuant to SFAS 115 (See Note 7 - Related Party Transactions).

In March 2006, the Company acquired 1,250,000 shares, representing a non-controlling equity position of approximately five percent (5%) of the common shares outstanding of Knight Energy Corp. ("Knight") for a purchase price of $1,250. The Company's CEO and CFO are also the CEO and CFO of Knight, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying financial statements. Based upon the illiquid nature of the investment, the Company determined that the Knight securities are more appropriately classified as a long-term asset. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006, Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that includes four producing natural gas wells. Stephens County has been a successful producer of oil and gas over the last fifty years. Subsequently, Knight acquired the remaining 25% interest and now owns 100% of the independent oil and gas services company. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets. Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with Statement of Financial Accounting Standards No. 123 "FASB 123" and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value of zero under the Black-Scholes method (See Note 7 - Related Party Transactions). Knight's securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC".

During 2006, in accordance with APB 18, the Company had classified the investment in Knight at cost or $1,250 due to a lack of an active trading market. The Knight closing stock price on April 30, 2007 was significantly greater than the historical cost recorded of $1,250. However, Knight initiated a private placement offering of its securities to accredited investors at $1.00 per share and the offering was still outstanding as of July 31, 2007. In accordance with SFAS 115, the Company has utilized the $1.00 per share valuation since the offering shares and the shares held by the Company are both restricted shares and the 1,250,000 shares have been valued at $1,250,000 and classified the investment as an available-for-sale marketable security

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

at fair value in the accompanying financial statements as of July 31, 2007. As a result of the valuation, the Company recorded a $1,248,750 unrealized gain on available for sale equity securities in the stockholders' equity section of the financial statements as of April 30, 2007.

Note 5.  Stockholders' Equity
         --------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 31,414,874 were issued and outstanding at July 31, 2007, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at July 31, 2007. As of July 31, 2007, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 4,545 shares that are issuable and outstanding at July 31, 2007. Including issuable shares, we have 31,419,419 shares outstanding and issuable as of July 31, 2007.

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at July 31, 2007.

Common Stock and Common Stock Issuable

In October 2006, the Company verbally agreed to convert a $5,000 accounts payable balance for previous third party legal services into common stock of the Company. The conversion was valued at $1.10 per share, the Private Placement offering price discussed above or a conversion into 4,545 shares of common stock. However, as of the date of these financial statements, the written agreement for the conversion has not been executed by the third party and is recorded as common stock issuable as of July 31, 2007. The Company believes that the third party will execute the agreement in the near future.

Warrants

The following table summarizes activity related to warrants issued under the private placements during the three months ended July 31, 2007:

                                                     Weighted Average
                             Number of Warrants       Exercise Price
                             ------------------      ----------------
Balance at April 30, 2007         1,960,410             $    0.25
  Granted                                 -                     -
  Exercised                               -                     -
  Forfeited                               -                     -
                             ------------------      ----------------
Balance at July 31, 2007          1,960,410             $     0.25
                             ==================      ================

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)


At July 31, 2007, the terms of exercisable warrants to purchase our common stock are summarized below:

                                     Weighted
                                      Average      Weighted                      Weighted
                      Number         Remaining     Average       Number          Average
  Range of        Outstanding at    Contractual    Exercise    Exercisable at    Exercise
Exercise Prices    July 31, 2007       Life          Price     July 31, 2007       Price
--------------------------------------------------------------------------------------------
     $0.25           1,960,410       0.91 years      $0.25        1,960,410        $0.25
     =====           =========       ==========      =====        =========        =====


Note 6.  Commitments and Contingencies
         -----------------------------

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

Due to the nature of the Company's business, the Company may be at risk of being classified as an investment company under the 1940 Act. Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $1,250,000 in the accompanying financial statements as of July 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares.
As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

estimated and therefore no liability has been recorded at July 31, 2007.

Note 7.  Related Party Transactions
         --------------------------

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

The Company owns 1,250,000 shares of Knight AS OF July 31, 2007. Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight (See Note 4 - Investments).

The Company owns 750,000 common shares of AAPC as of July 31, 2007. Although the investment in AAPC represents only approximately six percent (6%) of the outstanding shares of AAPC, the Company has a significant influential control on the operations of AAPC (see Note 4
- Investments).

For the three months ended July 31, 2007, the Company recorded $60,000 of consulting revenue from Knight, a company that Nortia holds an ownership position in. Effective March 2007, Nortia and Knight executed a one (1) year consulting agreement whereby Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. As of July 31, 2007, Knight had prepaid $43,406 of consulting fees and the Company has recorded this amount as deferred revenue - related party in the accompanying financial statements.

The CEO and CFO of Nortia devote a significant amount of their daily activities to the Company's operations, although not on a full time basis. There are no employment contracts for either the CEO or the CFO, and these individuals do not receive a salary or any other form of payment while they establish the Company during its development stage. In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the three months ended July 31, 2007, we recorded contributed executive services expenses of $25,000. These services were provided to us without charge by the CEO and CFO and a corresponding increase in additional paid-in capital has been recorded. Once the Company has successfully moved from being a development stage company to a positive cash flow operating company, the Company will review its compensation strategy for employees.

Note 8.  Concentrations
         --------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           July 31, 2007
                            (Unaudited)

The Company has received cash proceeds from two private placements. From April 2005 through March 12, 2007, the Company received $2,156,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock at $2.00 per share. The majority of these proceeds were from investors located in Europe.

Revenues during the three months ended July 31, 2007 were derived entirely from one customer who is a related party - see Note 7 -
Related Party Transactions.

Note 9.  Subsequent Events
         -----------------

On August 20, 2007, Knight, one of the Company client companies, filed a Form 10-SB/3A with the Securities and Exchange Commission. The filing is the third amendment to the Form 10-SB and its purpose is to enable Knight to be a publicly reporting company under the Securities Exchange Act of 1934, which includes the filing of Forms 10-KSB and Forms 10-QSB. This process involves review and comments by the SEC, and corresponding modification to the form 10-SB by Knight until all the SEC comments have been satisfied.

Item 2. Management's Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our report on Form 10-KB filed with the SEC on July 30, 2007.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends,"
"expects," "plans," "anticipates," "believes," "estimates,"
"predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer / Chief Financial Officer, Chief Operating Officer and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

For a description of the nature of operations and the historical development of our business, please refer to "Note 2. Nature of Operations and Summary of Significant Accounting Policies" beginning on page 5 of this Quarterly Report.

RECENT DEVELOPMENTS

On July 30, 2007, Matthew Henninger resigned his position as President and a director of the Company due to personal reasons. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

On August 14, 2007, Michael E. Marshall resigned his position as a director of the Company due to personal reasons. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

On August 20, 2007, Knight, one of the Company client companies, filed a Form 10-SB/3A with the Securities and Exchange Commission. The filing is the third amendment to the Form 10-SB and its purpose is to enable Knight to be a publicly reporting company under the Securities Exchange Act of 1934, which includes the filing of Forms 10-KSB and Forms 10-QSB. This process involves review and comments by the SEC, and corresponding modification to the form 10-SB by Knight until all the SEC comments have been satisfied.


RESULTS OF OPERATIONS

                                                Three Months Ended
                                                       July 31,
                                                2007              2006
                                          -----------------------------------
Revenues - Related Party                  $        60,000     $             -

Operating Expenses
 Contributed executive services                    25,000                   -
 General and administrative                        20,381              77,817
 Depreciation                                         241                   -
 Rent                                                   -               5,404
 Consulting                                         4,500               3,000
 Compensation                                           -             117,610
 Professional fees                                 23,571              65,218
                                          -----------------------------------
Total Operating Expenses                           73,693             269,049
                                          -----------------------------------

Operating Loss                                    (13,693)           (269,049)

Other Income (Expense)
 Gain on sale of available for sale
  securities - previously impaired                      -                   -
 Interest expense                                       -                 (11)
 Interest income                                       43                 132
                                          -----------------------------------
Other Income (Expense)                                 43                 121
                                          -----------------------------------

Net Loss                                  $       (13,650)    $      (268,928)
                                          ===================================
Comprehensive Loss
 Unrealized gain on available for
 sale securities                                        -             200,000
                                          -----------------------------------

Total Comprehensive Loss                  $       (13,650)    $       (68,928)
                                          ===================================

Comparison of Three Months Ended July 31, 2007 to July 31, 2006
---------------------------------------------------------------

Revenues:
--------

Revenues increased $60,000, or 100%, to $60,000 for the three months ended July 31, 2007, from zero for the three months ended July 31, 2006. The revenues recorded in 2007 were due to revenue received from a consulting agreement with Knight Energy Corp., a client company.

Operating Expenses:
------------------

Operating expenses decreased $195,357 or 73%, to $73,693 for the three months ended July 31, 2007 from $269,049 for the three months ended July 31, 2006. The decrease was primarily the result of $117,610 of decreased compensation expense, $41,647 of decreased professional expense and $57,436 of decreased general and administrative expense, offset by a $25,000 increase in contributed services expense. The decrease in compensation expense was because the CEO and CFO of the Company receive no salary or cash payment during the development stage of the Company as compared to a cash payment that was made previously when the Company was operating under a different business model as a Business Development Company ("BDC"). The increase in contributed services expense represents the fair market value of contributed executive services provided by the CEO and CFO to us at no cost. The decrease in professional expense and general and administrative expense was primarily from a decrease in legal, accounting and other expenses from 2006 when the Company was changing from being a BDC to its new business model.

Other Income (Expense):
----------------------

Other income (expense) decreased $78 of income or 64%, to $43 of income for the three months ended July 31, 2007 from $121 of income for the three months ended July 31, 2006. The decrease in income was from an $89 decrease in interest income offset by an $11 increase in interest expense. The decrease in interest income was because in 2006, the Company receiving $258,829 of cash from a private placement with no such amount in 2007.

Comprehensive Loss:
------------------

Comprehensive loss decreased from $200,000 of income for the three months ended July 31, 2006 to zero for the three months ended July 31, 2007. In 2006, the Company recorded $200,000 of unrealized gain on available-for-sale securities compared to zero in 2007.


Liquidity and Capital Resources

Cash and cash equivalents were $1,546 at July 31, 2007 as compared to $1,706 at April 30, 2007 and working capital deficit was $83,445 at July 31, 2007 as compared to $95,036 at April 30, 2007. The decrease in the working capital deficit was primarily from a decrease in accrued expenses, offset by an increase in accounts payable and deferred revenue - related party.

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

Operating Activities: Net cash used in operating activities was $160 for the three months ended July 31, 2007, as compared to net cash used of $246,103 for the three months ended July 31, 2006. The change from

2006 was primarily because in 2006, the Company had a net loss of $268,928 as compared to a net loss of $13,650 in 2007.

Investing Activities: There was no cash investing activities for the three months ended July 31, 2007 compared net cash used in investing activities of $2,872 for the three months ended July 31, 2006. The change was entirely due to cash purchases of property and equipment in 2006 with no such amounts for 2007.

Financing Activities: There was no cash financing activities for the three months ended July 31, 2007 compared net cash used in financing activities of $258,829 for the three months ended July 31, 2006. The change was entirely due to cash proceeds from the sale of common stock in 2006 with no such amounts for 2007.

Debt

We have no debt outstanding at July 31, 2007.

Equity Financing

We had no equity financing for the three months ended July 31, 2007.

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

We have no contractual obligations or commitments at July 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

William J. Bosso, our Chief Executive Officer and Bruce A. Hall, our Chief Financial Officer, have concluded that our disclosure controls
and procedures are appropriate and effective.   They have evaluated
these controls and procedures as of the date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at July 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2007, the Company had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-QSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.   Exhibit Description
-----------   -------------------

3.1           Certificate of Incorporation of Nortia Capital
              Partners, Inc.[1]
3.2           Bylaws of Nortia Capital Partners, Inc.[1]
10.1          Consulting Agreement by and between Nortia Capital
              Partners, Inc. and Knight Energy Corp. dated March 1,
              2007. [3]
10.2          Voting trust Agreement by and between Nortia Capital
              Partners and Knight Energy Corp. dated January 1,
              2007. [3]
10.3          Consulting Agreement dated April 26, 2007 by and
              between Nortia Capital Partners, Inc. and Eckard
              Kirsch. [3]
14            Code of Ethics[2]
23            Consent of Salberg & Company, P.A. [1]
31.1          Certification of the Chief Executive Officer of Nortia
              Capital Partners, Inc. pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.*
31.2          Certification of the Chief Financial Officer of Nortia
              Capital Partners, Inc. pursuant to Section 302 of the
              Sarbanes-Act of 2002.*
32.1          Certification of the Chief Executive Officer of Nortia
              Capital Partners, Inc. pursuant to Section 906 of the
              Sarbanes- Act of 2002.*
32.2          Certification of the Chief Financial Officer of Nortia
              Capital Partners, Inc. pursuant to Section 906 of the
              Sarbanes-Act of 2002.*

              *    Filed herewith
              [1] Incorporated by reference to the Company's Form 10-SB filed July 27, 1999.
              [2] Incorporated by reference to the Company's Form 10-K filed November 23, 2005.
              [3] Incorporated by reference to the Company's Form 10-K filed July 30, 2007.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.


NAME AND SIGNATURE          TITLE                         DATE
------------------          -----                         ----



 /s/ William J. Bosso
-------------------------   Principal Executive Officer   September 5, 2007
William J. Bosso


 /s/ Bruce A. Hall
-------------------------   Principal Financial Officer   September 5, 2007
Bruce A. Hall