Form 10QSB
period 2007-10-31
NORTIA CAPITAL PARTNERS, INC.
filed 2007-12-10
CIK 1089773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the Transition Period from ____________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value, 31,414,874 outstanding as of December 1, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                     NORTIA CAPITAL PARTNERS, INC.
                              FORM 10-QSB

                           TABLE OF CONTENTS
                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION..............................   1

Item 1. Financial Statements................................   2

Item 2. Management's Discussion and Analysis or Plan of
        Operation...........................................  10

Item 3. Controls and Procedures.............................  14

PART II - OTHER INFORMATION.................................  14

Item 1.  Legal Proceedings..................................  14

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds.....................................  15

Item 3. Defaults Upon Senior Securities.....................  15

Item 4. Submission of Matters to a Vote of
        Security Holders....................................  15

Item 5. Other Information...................................  16

Item 6. Exhibits............................................  16

SIGNATURES..................................................  17

                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are the following financial statements:

Balance Sheets at October 31, 2007 (Unaudited) and April 30, 2007

Statements of Operations for the three and six months ended October 31, 2007 and 2006 (Unaudited) and from Inception Date of May 1, 2006 to October 31, 2007 (Unaudited)

Statements of Cash Flows for the three and six months ended October 31, 2007 and 2006 (Unaudited) and from Inception Date of May 1, 2006 to October 31, 2007 (Unaudited)

Notes to Unaudited Financial Statements

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                              Balance Sheets

                                      (Unaudited)
                                      -----------
                                      October 31,      April 30,
                                      -----------     -----------
                                         2007             2007
                                      -----------     -----------
                ASSETS
                ------
Current Assets
Cash                                  $       293     $     1,706
                                      -----------     -----------
Total Current Assets                          293           1,706
                                      ===========     ===========


Property and Equipment, net                 1,553           2,035
                                      -----------     -----------

Investments
   Non-marketable equity securities
     of Related Party, at cost            100,000         100,000
   Available-for-sale marketable
     equity securities of Related
     Party                              1,250,000       1,250,000
                                      -----------     -----------
Total Investments                       1,350,000       1,350,000
                                      -----------     -----------

Total Assets                          $ 1,351,846     $ 1,353,741
                                      ===========     ===========

               LIABILITIES
               -----------
Current Liabilities

Accounts payable                           16,331           9,356
Deferred revenue - related party           41,625          18,906
Accrued expenses                                0          68,480
                                      -----------     -----------
Total Current Liabilities             $    57,956     $    96,742
                                      ===========     ===========


Commitments and Contingencies (Note 6)

            STOCKHOLDERS' EQUITY
            --------------------
Preferred stock, Series A, $0.001
  par value, 5,000,000 shares
  authorized - zero shares issued
  and outstanding                     $         -     $         -
Common stock, $0.001 par value,
  50,000,000 shares authorized
  31,414,874 shares issued and
  outstanding                              31,415          31,415
Common stock issuable, 4,545 shares
  outstanding                                   5               5
Additional paid in capital              7,913,325       7,863,325
Accumulated deficit                    (6,412,035)     (6,412,035)
Deficit accumulated during
  development stage                    (1,487,570)     (1,474,461)
Accumulated other comprehensive
  income                                1,248,750       1,248,750
                                      -----------     -----------
Total Stockholders' Equity              1,293,890       1,256,999
                                      ===========     ===========

Total Liabilities and Stockholders'
  Equity                              $ 1,351,846     $ 1,353,741
                                      ===========     ===========

  The accompanying unaudited notes are an integral part of the financial statements.

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                                   Period From
                                                                                   May 1, 2006
                                     Three                      Six                (Inception of
                                  Months Ended              Months Ended         Development Stage)
                                   October 31,               October 31,          to October 31,
                                2007         2006         2007         2006            2007
                             ----------   ----------   ----------   ----------   -----------------

Revenues - Related Party     $   60,000   $  140,000   $  120,000   $  140,000   $         305,000

Operating Expenses
Contributed executive
  services                       25,000            -       50,000            -              50,000
General and administrative       11,152       50,494       31,533      128,311             242,148
Depreciation                        241            -          482            -               1,319
Rent                                  -        5,350            -       10,754              12,254
Consulting                        6,450       40,181       10,950       43,181             586,541
Compensation                          -       16,148            -      133,758             711,867
Stock Compensation                    -      550,000            -      550,000                   -
Professional fees                16,645       28,949       40,216       94,167             236,156
                             ----------   ----------   ----------   ----------   -----------------
Total Operating Expenses         59,488      691,122      133,181      960,171           1,840,285
                             ----------   ----------   ----------   ----------   -----------------

Operating Income (Loss)             512     (551,122)     (13,181)    (820,171)         (1,535,285)

Other Income (Expense)
Gain on sale of available
  for sale securities
  - previously impaired               -       50,000            -       50,000              50,000
Interest expense                     72            -           72          (10)             (5,252)
Interest income                     (43)         111            -          242               2,967
                             ----------   ----------   ----------   ----------   -----------------
Other Income (Expense)               29       50,111           72       50,232              47,715
                             ----------   ----------   ----------   ----------   -----------------

Net Income (Loss)            $      541   $ (501,011)  $  (13,109)  $ (769,939)  $      (1,487,570)
                             ==========   ==========   ==========   ==========   =================

Comprehensive Income (Loss)
Unrealized gain on available
  for sale securities                 -     (200,000)           -            -           1,248,750
                             ----------   ----------   ----------   ----------   -----------------

Total Comprehensive Income
  (Loss)                     $      541   $ (701,011)  $  (13,109)  $ (769,939)  $        (238,820)
                             ==========   ==========   ==========   ==========   =================

Net Income (Loss) Per Share
  - Basic and Diluted        $     0.00   $    (0.02)  $    (0.00)  $    (0.03)  $           (0.05)
                             ==========   ==========   ==========   ==========   =================

Weighted Average Shares      31,419,419   28,202,370   31,419,419   28,024,040          29,326,992
                             ==========   ==========   ==========   ==========   =================


          The accompanying unaudited notes are an integral part of the financial statements.

                      Nortia Capital Partners, Inc.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)

                                                                                 Period from
                                                                                 May 1, 2006
                                                                                (Inception of
                                                         Six Months Ended    Development Stage) to
                                                            October 31,          October 31,
                                                      2007            2006          2007
                                                 ----------------------------    ------------
Cash Flows From Operating Activities:
Net loss                                         $    (13,109)   $   (769,939)   $ (1,487,570)
Adjustments to reconcile net loss to net
   cash used in operations:
Stock compensation expense                                  -         550,000         550,000
Contributed services expense                           50,000               -          50,000
Stock consulting expense                                    -               -         520,000
Gain on available-for-sale securities
   previously impaired                                      -         (50,000)        (50,000)
Depreciation                                              482               -           1,319
Changes in operating assets and liabilities:
   Increase in accounts receivable - related party          -         (65,000)              -
  Decrease in other receivable                              -           4,150          54,150
  Increase (decrease) in accounts payable               6,975         (12,194)          4,138
  Increase in deferred revenue - related party         22,719               -          41,625
  Increase (decrease) in accrued expenses             (68,480)         36,187          (4,127)
                                                 ----------------------------    ------------
Net Cash Used In Operating Activities                  (1,413)       (306,796)       (320,465)
                                                 ----------------------------    ------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                        -          (2,872)         (2,872)
                                                 ----------------------------    ------------
Net Cash Used In Investing Activities                       -          (2,872)         (2,872)
                                                 ----------------------------    ------------
Cash Flows From Financing Activities:
  Proceeds from sale of common stock                        -         291,229         291,229
                                                 ----------------------------    ------------
Net Cash Provided By Financing Activities                   -         291,229         291,229
                                                 ----------------------------    ------------

Net Decrease in Cash                                   (1,413)        (18,439)        (32,108)
                                                 ----------------------------    ------------
Cash at Beginning of Period                             1,706          32,401          32,401
                                                 ----------------------------    ------------
Cash at End of Period                            $        293    $     13,962    $        293
                                                 ============================    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                         $          -    $          -    $          -
                                                 ============================    ============
Taxes                                            $          -    $          -
                                                 ============================    ============
Supplemental Disclosure of Non-Cash
Investing and Financing Transactions:
Conversion of loan receivable to non-marketable
  equity securities at cost                      $          -    $    100,000     $   100,000

Common stock issuable for conversion of accounts
   payable                                                  -           5,000           5,000
Unrealized gain on available-for-sale securities            -               -       1,248,750

        The accompanying unaudited notes are an integral part of the financial statements.

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)


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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)




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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)



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

Fair Value of Financial Instruments
-----------------------------------

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2007.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three and six months ended October 31, 2007 and 2006, respectively.

Revenue Recognition
-------------------

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)



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

Revenues earned during the three and six months ended October 31, 2007 and 2006 were derived from services and recognized as the services were completed.

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

Net Income (Loss) per Share of Common Stock
-------------------------------------------

Basic income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding or subscribed during the period. Diluted income (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations and therefore, diluted EPS equals basic EPS.

At October 31, 2007, there were warrants to purchase 1,960,410 shares of the Company's common stock which may dilute future earnings per share.

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

Stock-Based Compensation
------------------------

Effective May 1, 2006, the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost if the exercise price equaled or exceeded the fair value of the stock on the

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)





measurement date. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

In adopting SFAS 123 (R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. The fair value for these awards is based on the grant date. There was no cumulative effect for applying SFAS 123 (R) at May 1, 2006.

For periods prior to May 1, 2006, the Company accounted for stock options or warrants issued to employees using APB 25 and issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under the SFAS 123 method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

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
--------------------------

As reflected in the accompanying financial statements, the Company had a net loss of $13,109 for the six months ended October 31, 2007 and has had a net loss from the inception of the development stage to October 31, 2007 of $1,487,570. Additionally, the Company has an accumulated deficit of $6,412,035 at October 31, 2007.

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)



from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Note  4.     Investments
------------------------

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

At October 31, 2007, the Company continues to hold 2,587,983 shares of Avix Technologies, Inc. ("Avix"), a publicly held company that was impaired to a zero value in fiscal year 2004.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., ("AAPC"), a New York corporation, with its principal office in Encino, California. AAPC produces, markets, and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately 6,000 supermarkets
and grocery stores.   As of April 30, 2006, the Company had funded
the entire $100,000 commitment and was working on a formal agreement
for the terms of the funding.   Accordingly, the $100,000 was
recorded as a Loan Receivable in the Financial Statements as of April 30, 2006. In May 2006, the Company formally completed an agreement related to the $100,000 of funding provided to AAPC. The agreement exchanges the $100,000 loan receivable for 750,000 common shares of AAPC, representing a non-controlling equity position of approximately 6% of AAPC as of October 31, 2007. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company's Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC.

On February 5, 2007, AAPC announced that its SB-2 registration statement filed with the SEC had become effective and AAPC completed the filing of a 15c-211 registration with the NASD to begin trading over-the-counter and are currently traded over-the-counter on the bulletin board under the symbol "AAPT". However, there has been minimal trading in the AAPC stock through the date of these financial statements and the Company has received an "E" for its symbol due to the inability to timely file its quarterly 10-QSB with the SEC. The Company evaluated the investment as of October 31, 2007 and since there is no active trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of $100,000 has been utilized as the value as of October 31, 2007. In accordance with APB 18, the Company has classified the investment as a non-marketable security at cost in the accompanying financial statements based on the marketability factor pursuant to SFAS 115 (See Note 7 - Related Party Transactions).

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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)

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

Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with Statement of Financial Accounting Standards No. 123 "FASB 123" and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value of zero under the Black-Scholes method (See Note 7 - Related Party Transactions). Knight's securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC". On August 20, 2007, Knight filed a Form 10-SB/3A with the SEC. The filing is the third amendment to the Form 10-SB and its purpose is to enable Knight to be a publicly reporting company under the Securities Exchange Act of 1934, which includes the filing of Forms 10-KSB and Forms 10-QSB. On September 19, 2007, Knight announced that it has been notified by the Staff of the SEC that the Staff has no further comments to the Company's Form 10-SB, which previously was filed with the SEC and became effective on April 13, 2007.

During 2006, in accordance with APB 18, the Company had classified the investment in Knight at cost or $1,250 due to a lack of an active trading market. The Knight closing stock price on April 30, 2007 was significantly greater than the historical cost recorded of $1,250. However, Knight initiated a private placement offering of its securities to accredited investors at $1.00 per share and the offering was still outstanding as of October 31, 2007. In accordance with SFAS 115, the Company has utilized the $1.00 per share valuation since the offering shares and the shares held by the Company are both restricted shares and the 1,250,000 shares have been valued at $1,250,000 and classified the investment as an available-for-sale marketable security at fair value in the accompanying financial statements as of October 31, 2007. As a result of the valuation, the Company recorded a $1,248,750 unrealized gain on available for sale equity securities in the stockholders' equity section of the financial statements as of April 30, 2007.

Note 5.     Stockholders' Equity
--------------------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 31,414,874 were issued and outstanding at October 31, 2007, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at October 31, 2007. As of October 31, 2007, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)


The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 4,545 shares that are issuable and outstanding at October 31, 2007. Including issuable shares, we have 31,419,419 shares outstanding and issuable as of October 31, 2007.

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at October 31, 2007.

Common Stock and Common Stock Issuable

In October 2006, the Company verbally agreed to convert a $5,000 accounts payable balance for previous third party legal services into common stock of the Company. The conversion was valued at $1.10 per share, the Private Placement offering price discussed above or a conversion into 4,545 shares of common stock. However, as of the date of these financial statements, the written agreement for the conversion has not been executed by the third party and is recorded as common stock issuable as of October 31, 2007. The Company believes that the third party will execute the agreement in the near future.

Warrants

The following table summarizes activity related to warrants issued under the private placements during the three months ended October 31, 2007:

                                                  Weighted Average
                              Number of Warrants   Exercise Price
Balance at April 30, 2007        1,960,410           $    0.25
  Granted                                -                   -
  Exercised                              -                   -
  Forfeited                              -                   -
Balance at October 31, 2007
                              ---------------------------------
                                 1,960,410           $    0.25
                              ---------------------------------

At October 31, 2007, the terms of exercisable warrants to purchase our common stock are summarized below:


                             Weighted
               Number         Average      Weighted       Number       Weighted
Range of   Outstanding at    Remaining     Average    Exercisable at    Average
Exercise     October 31,    Contractural   Exercise     October 31,    Exercise
 Prices         2007            Life         Price         2006          Price
--------------------------------------------------------------------------------
$0.25       1,960,410       0.66 years     $0.25        1,960,410       $0.25
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

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)

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

Due to the nature of the Company's business, the Company may be at risk of being classified as an investment company under the 1940 Act. Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $1,250,000 in the accompanying financial statements as of October 31, 2007. However, in March 2007, the Company entered into a voting trust agreement ("VTA") whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not "investment securities" as defined by the 1940 Act. However, if the SEC disagrees with the Company's position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at October 31, 2007.

Note  7.     Related Party Transactions
---------------------------------------

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

The Company owns 1,250,000 shares of Knight as of October 31, 2007. Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately five percent (5%) of the

                    Nortia Capital Partners, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          October 31, 2007
                             (Unaudited)



outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight (See Note 4 - Investments).

The Company owns 750,000 common shares of AAPC as of October 31, 2007. Although the investment in AAPC represents only approximately six percent (6%) of the outstanding shares of AAPC, the Company has a significant influential control on the operations of AAPC (see
Note 4 - Investments).

For the six months ended October 31, 2007, the Company recorded $120,000 of consulting revenue from Knight, a company that Nortia holds an ownership position in. Effective March 2007, Nortia and Knight executed a one (1) year consulting agreement whereby Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. As of October 31, 2007, Knight had prepaid $41,625 of consulting fees and the Company has recorded this amount as deferred revenue - related party in the accompanying financial statements.

The CEO and CFO of Nortia devote a significant amount of their daily activities to the Company's operations, although not on a full time basis. There are no employment contracts for either the CEO or the CFO, and these individuals do not receive a salary or any other form of payment while they establish the Company during its development stage. In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the six months ended October 31, 2007, we recorded contributed executive services expenses of $50,000. These services were provided to us without charge by the CEO and CFO and a corresponding increase in additional paid-in capital has been recorded. Once the Company has successfully moved from being a development stage company to a positive cash flow operating company, the Company will review its compensation strategy for employees.

Note 8.     Concentrations
--------------------------

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

Revenues during the six months ended October 31, 2007 were derived entirely from one customer who is a related party - see Note 7 -
Related Party Transactions.

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

RECENT DEVELOPMENTS

On August 20, 2007, Knight, one of the Nortia client companies, filed a Form 10-SB/3A with the SEC. The filing is the third amendment to the Form 10-SB and its purpose is to enable Knight to be a publicly reporting company under the Securities Exchange Act of 1934, which includes the filing of Forms 10-KSB and Forms 10-QSB.
On September 19, 2007, Knight announced that it has been notified by the Staff of the SEC that the Staff has no further comments to the Company's Form 10-SB, which previously was filed with the SEC and became effective on April 13, 2007.

RESULTS OF OPERATIONS

                                          Three                         Six
                                       Months Ended                 Months Ended
                                        October 31,                  October 31,
                                    2007          2006         2007           2006
                                 ------------------------   -------------------------

Revenues - Related Party         $     60,000  $  140,000   $  120,000     $  140,000

Operating Expenses
Contributed executive services         25,000           -       50,000              -
General and administrative             11,152      50,494       31,533        128,311
Depreciation                              241           -          482              -
Rent                                        -       5,350            -         10,754
Consulting                              6,450      40,181       10,950         43,181
Compensation                                -      16,148            -        133,758
Stock Compensation                          -     550,000            -        550,000
Professional fees                      16,645      28,949       40,216         94,167
                                 ------------------------   -------------------------
Total Operating Expenses               59,488     691,122      133,181        960,171
                                 ------------------------   -------------------------

Operating Income (Loss)                   512    (551,122)     (13,181)      (820,171)

Other Income (Expense)
Gain on sale of available for
  sale securities - previously
  impaired                                  -      50,000            -         50,000
Interest expense                           72           -           72            (10)
Interest income                           (43)        111            -            242
                                 ------------------------   -------------------------
Other Income (Expense)                     29      50,111           72         50,232
                                 ------------------------   -------------------------

Net Income (Loss)                $        541  $ (501,011)  $  (13,109)    $ (769,939)
                                 ========================   =========================


Comprehensive Income (Loss)
Unrealized gain on available
  for sale securities                       -    (200,000)           -              -
                                 ------------------------   -------------------------
Total Comprehensive Income
  (Loss)                         $        541  $ (701,011)  $  (13,109)  $   (769,939)
                                 ========================   =========================

Comparison of Three Months Ended October 31, 2007 to October 31, 2006
---------------------------------------------------------------------

Revenues:
--------

Revenues decreased $80,000, or 123%, to $60,000 for the three months ended October 31, 2007, from $140,000 for the three months ended October 31, 2006. The decrease was entirely from client companies. In 2006, the Company recorded $65,000 of revenue from AAPC with no comparable amount in 2007 and the Company recorded $75,000 of revenue from Knight in 2006 as compared to $60,000 in 2007. The AAPC revenue was a one time revenue event with no comparable amount going forward. In 2007, the Company commenced a $20,000 per month consulting agreement with Knight as compared to 2006 when the revenue was recognized as services were requested by Knight and provided by the Company.

Operating Expenses:
------------------

Operating expenses decreased $631,635 or 39%, to $59,488 for the three months ended October 31, 2007 from $691,122 for the three months ended October 31, 2006. The decrease was primarily the result of $550,000 of stock compensation expense recorded in 2006 with no comparable amount in 2007. In 2006, the Company issued 500,000 shares of stock to the CFO for services provided and utilized a fair value of $1.10 per share. Additionally, the decrease was from $16,148 of compensation expense, $33,371 of consulting expense and $39,342 of general and administrative expense, offset by a $25,000 increase in contributed services expense. The decrease in compensation expense was because the CEO and CFO of the Company receive no salary or cash payment during the development stage of the Company as compared to a cash payment that was made previously when the Company was operating under a different business model as a Business Development Company ("BDC"). The decrease in consulting expense and general and administrative expense was primarily from a decrease in legal, accounting, professional and other expenses from 2006 when the Company was changing from being a BDC to its new business model. The increase in contributed services expense represents the fair market value of contributed executive services provided by the CEO and CFO to us at no cost.

Other Income (Expense):
----------------------

Other income (expense) decreased $50,082 of income or 105%, to $29 of income for the three months ended October 31, 2007 from $50,111 of income for the three months ended October 31, 2006. The decrease was primarily from a $50,000 decrease in gain on sale of available-for-sale securities-previously impaired recorded in 2006 with no comparable amount recorded in 2007. Additionally, the decrease was from an $82 decrease in interest income. The decrease in interest income was because in 2006, the Company receiving $291,229 of cash from a private placement with no such amount in 2007.

Comprehensive Loss:
------------------

Comprehensive loss decreased from $200,000 of expense for the three months ended October 31, 2006 to zero for the three months ended October 31, 2007. The change was due entirely to the reversal of unrealized gains on available for sale equity securities recorded during 2006 because the available for sale securities were sold during the three month period ended October 31, 2006

Comparison of Six Months Ended October 31, 2007 to October 31, 2006
-------------------------------------------------------------------

Revenues:
--------

Revenues decreased $20,000, or 14%, to $120,000 for the six months ended October 31, 2007, from $140,000 for the six months ended October 31, 2006. The decrease was entirely from client companies. In 2006, the Company recorded $65,000 of revenue from AAPC with no comparable amount in 2007 or a decrease of $65,000. This was offset by an increase of $45,000 for Knight as the Company recorded $75,000 of revenue in 2006 as compared to $120,000 in 2007. The AAPC revenue was a one time revenue event with no comparable amount going forward. In 2007, the Company commenced a $20,000 per month consulting agreement with Knight as compared to 2006 when the revenue was recognized as services were requested by Knight and provided by the Company.

Operating Expenses:
------------------

Operating expenses decreased $826,991 or 86%, to $133,181 for the six months ended October 31, 2007 from $960,171 for the six months ended October 31, 2006. The decrease was primarily the result of $550,000 of stock compensation expense recorded in 2006 with no comparable amount in 2007. In 2006, the Company issued 500,000 shares of stock to the CFO for services provided and utilized a fair value of $1.10 per share. Additionally, the decrease was from $133,758 of compensation expense, $32,231 of consulting expense and $96,778 of general and administrative expense, offset by a $50,000 increase in contributed services expense. The decrease in compensation expense was because the CEO and CFO of the Company receive no salary or cash payment during the development stage of the Company as compared to a cash payment that was made previously when the Company was operating under a different business model as a Business Development Company ("BDC"). The decrease in consulting expense and general and administrative expense was primarily from a decrease in legal, accounting, professional and other expenses from 2006 when the Company was changing from being a BDC to its new business model. The increase in contributed services expense represents the fair market value of contributed executive services provided by the CEO and CFO to us at no cost.

Other Income (Expense):
----------------------

Other income (expense) decreased $50,160 of income or approximately 100%, to $72 of income for the six months ended October 31, 2007 from $50,232 of income for the six months ended October 31, 2006. The decrease was primarily from a $50,000 decrease in gain on sale of available-for-sale securities-previously impaired recorded in 2006 with no comparable amount recorded in 2007. Additionally, the decrease was from a $170 decrease in interest income. The decrease in interest income was because in 2006, the Company receiving $291,229 of cash from a private placement with no such amount in 2007.

Comprehensive Loss:
------------------

There was no comprehensive income or loss for either the six months ended October 31, 2007 or 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $293 at October 31, 2007 as compared to $1,706 at April 30, 2007 and working capital deficit was $57,663 at October 31, 2007 as compared to $95,036 at April 30, 2007. The decrease in the working capital deficit was primarily from a decrease in accrued expenses, offset by an increase in accounts payable and deferred revenue - related party.

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

Operating Activities: Net cash used in operating activities was $1,413 for the six months ended October 31, 2007, as compared to net cash used of $306,796 for the six months ended October 31, 2006. The change from 2006 was primarily because in 2006, the Company had a net loss of $769,939 ($219,939 after adjusting for a $550,000 non-cash stock compensation expense) as compared to a net loss of $13,109 in 2007. Additionally, the change was from $50,000 of gain on sale of available for sale securities and a $65,000 increase in accounts receivable - related party in 2006 with no comparable amounts in 2007.

Investing Activities: There was no cash investing activities for the six months ended October 31, 2007 compared net cash used in investing activities of $2,872 for the six months ended October 31, 2006. The change was entirely due to cash purchases of property and equipment in 2006 with no such amounts for 2007.

Financing Activities: There was no cash financing activities for the six months ended October 31, 2007 compared net cash used in financing activities of $291,229 for the six months ended October 31, 2006. The change was entirely due to cash proceeds from the sale of common stock in 2006 with no such amounts for 2007.

Debt

We have no debt outstanding at October 31, 2007.

Equity Financing

We had no equity financing for the six months ended October 31, 2007.

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

We have no contractual obligations or commitments at October 31, 2007.

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

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at October 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended October 31, 2007, the Company had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-QSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.    Exhibit Description
-----------    -------------------

  3.1          Certificate of Incorporation of Nortia Capital
               Partners, Inc. [1]
  3.2          Bylaws of Nortia Capital Partners, Inc. [1]
  10.1         Consulting Agreement by and between Nortia Capital
               Partners, Inc. and Knight Energy Corp. dated March 1,
               2007. [3]
  10.2         Voting trust Agreement by and between Nortia Capital
               Partners and Knight Energy Corp. dated January 1, 2007. [3]
  10.3         Consulting Agreement dated April 26, 2007 by and between
               Nortia Capital Partners, Inc. and Eckard Kirsch.  [3]
  14           Code of Ethics. [2]
  23           Consent of Salberg & Company, P.A. [1]
  31.1         Certification of the Chief Executive Officer of
               Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
  31.2         Certification of the Chief Financial Officer of
               Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Act of 2002.*
  32.1         Certification of the Chief Executive Officer of
               Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*
  32.2         Certification of the Chief Financial Officer of
               Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Act of 2002.*

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


NAME AND SIGNATURE           TITLE                         DATE
------------------           -----                         ----



  /s/ William J. Bosso
--------------------------   Principal Executive Officer   December 10, 2007
William J. Bosso



/s/ Bruce A. Hall
--------------------------   Principal Financial Officer   December 10, 2007
Bruce A. Hall