Form 10QSB
period 2008-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2008-03-14
CIK 1089773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2008


[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the Transition Period from ____________ to _____________


                  Commission file number   0-26843

                    NORTIA CAPITAL PARTNERS, INC.
   ---------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

                Nevada                        90-0254041
   -------------------------------         -------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)         Identification No.)

                     400 Hampton View Court
                      Alpharetta, GA 30004
             --------------------------------------
            (Address of principal executive offices)

                          770-777-6795
                   (Issuer's telephone number)

                               N/A
  --------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value, 32,614,874 outstanding as of March
1, 2008.

Transitional Small Business Disclosure Format (check one):
Yes [ ]      No [X]

                  NORTIA CAPITAL PARTNERS, INC.
                           FORM 10-QSB

                        TABLE OF CONTENTS
                                                             Page
PART I - FINANCIAL INFORMATION............................................1

Item 1. Financial Statements..............................................2

Item 2. Management's Discussion and Analysis or Plan of Operation........19

Item 3. Controls and Procedures..........................................23

PART II - OTHER INFORMATION..............................................23

Item 1.  Legal Proceedings...............................................23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......24

Item 3. Defaults Upon Senior Securities..................................24

Item 4. Submission of Matters to a Vote of Security Holders..............24

Item 5. Other Information................................................24

Item 6. Exhibits.........................................................24

SIGNATURES...............................................................26

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are the following financial statements:

Consolidated Balance Sheets at January 31, 2008 (Unaudited) and
April 30, 2007

Consolidated Statements of Operations for the three and nine months ended January 31, 2008 and 2007 (Unaudited) and from Inception Date of May 1, 2006 to January 31, 2008 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended
January 31, 2008 and 2007 (Unaudited) and from Inception Date of
May 1, 2006 to January 31, 2008 (Unaudited)

Notes to Unaudited Consolidated Financial Statements

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                            (Unaudited)

                              ASSETS
                              ------
                                                           (Unaudited)
                                                            January 31,     April 30,
                                                           -----------    -----------
                                                               2008           2007
                                                           -----------    -----------


Current Assets
Cash                                                       $    93,962    $     1,706
Prepaid expense                                                 10,000              -
Accounts receivable                                             15,740              -
Accounts receivable - related party                              9,241              -
                                                           -----------    -----------
Total Current Assets                                           128,943          1,706
                                                           ===========    ===========

Property and Equipment, net                                      1,312          2,035
                                                           -----------    -----------
Investments
   Non-marketable equity securities of
      Related Party, at cost                                   100,000        100,000
   Available-for-sale marketable equity
      securities                                                28,350              -
   Available-for-sale marketable equity
      securities of Related Party                            1,250,000      1,250,000
                                                           -----------    -----------
Total Investments                                            1,378,350      1,350,000
                                                           -----------    -----------
Other Assets
Goodwill                                                       514,402              -
                                                           -----------    -----------
Total Other Assets                                             514,402              -
                                                           -----------    -----------

Total Assets                                               $ 2,023,007    $ 1,353,741
                                                           ===========    ===========

                               LIABILITIES
                               -----------
Current Liabilities
Accounts payable                                                 2,061          9,356
Deferred revenue - related party                                     -         18,906
Deferred revenue                                                 7,761              -
Accrued expenses                                                16,530         68,480
                                                           -----------    -----------
Total Current Liabilities                                  $    26,352    $    96,742
                                                           ===========    ===========
Commitments and Contingencies (Note 7)

                            STOCKHOLDERS' EQUITY
                            ====================

Preferred stock, Series A, $0.001 par
value, 5,000,000 shares authorized
zero shares issued and outstanding                         $         -    $         -
Common stock, $0.001 par value,
50,000,000 shares authorized
32,614,874 and 31,414,874 shares
issued and outstanding                                           32,615        31,415
Common stock issuable, 1,991,665
shares and 4,545 shares                                           1,992             5
Additional paid in capital                                    9,120,918     7,863,325
Accumulated deficit                                          (6,412,035)   (6,412,035)
Deficit accumulated during development stage                 (1,995,585)   (1,474,461)
Accumulated other comprehensive income                        1,248,750     1,248,750
                                                           ============   ===========

Total Stockholders' Equity                                    1,996,655     1,256,999
                                                           ============   ===========

Total Liabilities and Stockholders' Equity                 $  2,023,007   $ 1,353,741
                                                           ============   ===========

  The accompanying unaudited notes are an integral part of the consolidated financial statements.

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
                Consolidated Statement of Operations
                            (Unaudited)

                                                                                      Period from
                                                                                      May 1, 2006
                                                                                     (Inception of
                                             Three                    Nine         Development Stage)
                                         Months Ended             Months Ended            to
                                         January 31,               January 31,        January 31,
                                      2008         2007         2008         2007         2008
                                  ------------------------  ------------------------  -----------
Revenues
Third Party                       $    32,830  $         -  $    32,830  $         -  $    32,830
Related Party                          60,000        5,000      180,000      145,000      365,000
                                  ------------------------  ------------------------  -----------
Total Revenues                         92,830        5,000      212,830      145,000      397,830

Operating Expenses
Contributed executive services              -            -       50,000            -       50,000
Compensation                          484,495       28,110      484,495      711,868    1,196,362
General and administrative             51,571       59,982       83,104      188,291      293,719
Depreciation                              241          482          723          482        1,560
Rent                                        -        1,500            -       12,254       12,254
Consulting                              5,200        7,700       16,150       50,881      591,741
Professional  fees                     59,342       32,142       99,558      126,309      295,498
                                  ------------------------  ------------------------  -----------
Total Operating Expenses              600,850      129,916      734,030    1,090,085    2,441,135
                                  ------------------------  ------------------------  -----------

Operating Loss                       (508,020)    (124,916)    (521,200)    (945,085)  (2,043,305)

Other Income (Expense)
Gain on sale of available for sale
securities - previously impaired            -            -            -       50,000       50,000
Interest expense                            -       (4,667)           -       (4,678)      (5,252)
Interest income                             4        2,713           77        2,955        2,971
                                  ------------------------  ------------------------  -----------
Other Income (Expense)                      4       (1,954)          77       48,277       47,719
                                  ------------------------  ------------------------  -----------

Net Loss                          $  (508,016) $  (126,870) $  (521,123) $  (896,808) $(1,995,585)
                                  ========================  ========================  ===========
Comprehensive Income (Loss)
Unrealized gain on available
for sale securities                         -      623,750            -      623,750    1,248,750
                                  ------------------------  ------------------------  -----------

Total Comprehensive Income (Loss) $  (508,016) $   496,880  $  (521,123) $  (273,058) $  (746,835)

Net Loss Per Share -              ========================  ========================  ===========

  Basic and Diluted               $     (0.05) $     (0.00) $     (0.02) $     (0.03) $     (0.07)
                                  ========================  ========================  ===========

Weighted Average Shares            10,597,493   28,459,008   31,543,773   28,169,030   29,680,853
                                  ========================  ========================  ===========


  The accompanying unaudited notes are an integral part of the consolidated financial statements.

            Nortia Capital Partners, Inc. and Subsidiaries
                 (A Development Stage Company)
               Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                                                     Period from
                                                                                                     May 1, 2006
                                                                                                     (Inception of
                                                                            Nine Months Ended      Development Stage) to
                                                                              January 31,               January 31,
                                                                          2008            2007             2008
                                                                       ---------------------------   ---------------
Cash Flows From Operating Activities:
Net loss                                                               $  (521,123)    $  (896,808)  $   (1,995,585)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense                                                 427,333         550,000          977,333
Contributed services expense                                                50,000               -           50,000
Stock consulting expense                                                         -               -          520,000
Gain on available-for-sale securities - previously impaired                      -         (50,000)         (50,000)
Depreciation                                                                   723             482            1,560
Changes in operating assets and liabilities:
   Increase in accounts receivable - related party                          (9,241)              -           (9,241)
   Increase in accounts receivable                                         (21,740)              -          (21,740)
   Increase in prepaid expenses                                            (10,000)              -          (10,000)
  Decrease in other receivable                                                   -          54,150           54,150
  Increase (decrease) in accounts payable                                   (7,296)         11,441          (10,133)
  Increase in deferred revenue - related party                             (18,906)         32,140                -
  Increase in deferred revenue                                               7,761               -            7,761
 Decrease in accrued expenses                                              (51,950)         (4,118)          12,403
                                                                       ---------------------------   ---------------
Net Cash Used In Operating Activities                                     (154,439)       (302,713)        (473,490)
                                                                       ---------------------------   ---------------
Cash Flows From Investing Activities:
  Net Cash received in acquisition, net of bank over draft assumed             (85)              -              (85)
  Purchase of property and equipment                                             -          (2,872)          (2,872)
                                                                       ---------------------------   ---------------
Net Cash Used In Investing Activities                                          (85)         (2,872)          (2,957)
                                                                       ---------------------------   ---------------
Cash Flows From Financing Activities:
  Proceeds from exercise of warrants                                       246,780               -          246,780
  Proceeds from sale of common stock                                             -         291,229          291,229
                                                                       ---------------------------   ---------------
Net Cash Provided By Financing Activities                                  246,780         291,229          538,009
                                                                       ---------------------------   ---------------

Net Increase (Decrease) in Cash                                             92,256         (14,356)          61,561
                                                                       ---------------------------   ---------------
Cash at Beginning of Period                                                  1,706          32,401           32,401
                                                                       ---------------------------   ---------------
Cash at End of Period                                                  $    93,962     $    18,045   $       93,962
                                                                       ===========================   ===============
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Cash paid during the period for:
Interest                                                               $         -     $         -   $            -
                                                                       ===========================   ===============
Taxes                                                                  $         -     $         -   $            -
                                                                       ===========================   ===============
Supplemental Disclosure of Non-Cash Investing and Financing
-----------------------------------------------------------
Transactions:
Conversion of loan receivable to non-marketable equity securities
at cost                                                                $         -     $   100,000   $      100,000
Common stock issuable for conversion of accounts payable                         -           5,000            5,000
Unrealized gain on available-for-sale securities                                 -               -        1,248,750
Deferred Compensation                                                      180,000               -          180,000
Acquisition of Friedland Investment Events LLC and Herd on the
Street LLC:
  Net assets acquired from acquisition, net of cash acquired                22,195               -           22,195
  Goodwill for acquisition                                                 514,402               -          514,402

  The accompanying unaudited notes are an integral part of the consolidated financial statements.

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

Note 1.  Basis of Presentation
------------------------------

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

These unaudited consolidated financial statements should be read in conjunction with Nortia Capital Partners, Inc.'s ("Nortia", "we", "us", "our", or the "Company") audited financial statements and notes thereto for the year ending April 30, 2007 included in the Company's Form 10-K filed with the SEC on July 30, 2007.

Note 2. Nature of Operations and Summary of Significant Accounting
        ----------------------------------------------------------
Policies
--------

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

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

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

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

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

With the new business model, effective May 2, 2006, the Company has commenced a new development stage and has not generated any significant non-related party revenue to date from its new business model. Activities during the new development stage include raising capital and implementing the new business plan. The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.

On January 8, 2008, Nortia acquired Friedland Investment Events LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 shares of Nortia's common stock. The acquisitions are the first step in a strategic shift for Nortia as a merchant bank providing capital and advisory services to entrepreneurs for the purposes of management buyouts, recapitalizations and expansion. Nortia is expanding its services to better meet the needs of emerging companies navigating the financial marketplace. Besides advising companies through the capital raising process, the Company will also provide clients -- and similarly, other emerging growth companies assistance securing and managing the services required for efficient operation and compliance with all associated regulations. With the FIE/HOTS acquisition, Nortia will be able to offer clients a broad range of financial communications products and services.

FIE, headquartered in Denver, Colorado with offices in Pennington, New Jersey, is the one of the world's largest sponsors of financial and investment events, sponsoring events annually throughout the United States. These events include all-day conferences, luncheons, breakfasts, VIP cocktail receptions, and other special events. Most notably, the company's bi-annual Alternative Energy and Clean Tech Conference and Global Equities Conference series have developed a strong following within the investment community and among investors.

HOTS, which is also headquartered in Denver, Colorado is an Internet based marketing platform for publicly-traded companies and independent equity research providers.

Significant Accounting Policies

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of Nortia Capital Partners, Inc. as of January 31, 2008, and its wholly-owned subsidiaries from acquisition as of January 8, 2008 through January 31, 2008, and all significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Reclassifications
-----------------

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

Accounting Estimates
--------------------

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP"), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes valuation of accounts receivable, valuation of goodwill, valuation of the fair value of financial instruments, the valuation of our investments, the valuation of non-cash executive compensation services and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all highly liquid investments with an original maturity date of three months or less when purchased.

Property and Equipment
----------------------

Fixed  assets  greater  than $1,000  are  recorded  at  cost  and depreciated  over their useful lives, which range from  three  to
five  years,  using  the straight-line method.   Maintenance  and
repairs are expensed as incurred.

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

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

Fair Value of Financial Instruments
-----------------------------------

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2008.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three and nine months ended January 31, 2008 and 2007, respectively.

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

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

Revenues  earned during the three and nine months  ended  January
31, 2008 and 2007 were derived from services and recognized as the services were completed.

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

At  January  31,  2008, there were warrants to  purchase  764,255 shares of the Company's common stock which may dilute future earnings per share.

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

Stock-Based Compensation
------------------------

Effective May 1, 2006, the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost if the exercise price equaled or exceeded the fair value of the stock on the measurement date. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

In adopting SFAS 123 (R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. The fair value for these awards is based on the grant date. There was no cumulative effect for applying SFAS 123 (R) at May 1, 2006.

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

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

Goodwill and Other Intangibles
------------------------------

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of each fiscal year. No impairment was recognized during the nine months ended January 31, 2008.

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

Note  3.   Going Concern
------------------------

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $521,123 and $154,439, respectively for the nine months ended January 31, 2008 and has had a net loss from the inception of the development stage to January 31, 2008 of $1,995,585. Additionally, the Company has an accumulated deficit prior to the inception of the development stage of $6,412,035 at January 31, 2008.

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

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

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

Note  4.     Acquisition
------------------------

On January 8, 2008, Nortia acquired from Friedland Capital, Inc. ("Seller"), the membership interest in Friedland Investment Events, LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 restricted shares of Nortia's $0.001 par value common stock. The total purchase price was $536,667 based upon a share price of fifty four cents ($0.537) per share. In accordance with EITF 99-12, paragraph 4, the $0.537 per share price used for the Common Stock was reflective of an average closing price for the common stock utilizing three days immediately before the January 8, 2008 acquisition and three days immediately after publicly announcing the acquisition.

The Company accounted for the acquisitions using the purchase method of accounting under SFAS 141. The results of operations for FIE and HOTS are included in the consolidated results of operations from the acquisition date. The Company recorded goodwill for the excess of the cost over the fair value of the net assets acquired and is in the process of identifying and valuing intangible assets to allocate to under SFAS 141 if applicable.

FIE, headquartered in Denver, Colorado with offices in Pennington, New Jersey, is one of the world's largest sponsors of financial and investment events, sponsoring events annually throughout the United States. These events include all-day conferences, luncheons, breakfasts, VIP cocktail receptions, and other special events. Most notably, the company's bi-annual Alternative Energy and Clean Tech Conference and Global Equities Conference series have developed a strong following within the investment community and among investors.

HOTS, which is also headquartered in Denver, Colorado is an Internet based marketing platform for publicly-traded companies and independent equity research providers.

As  a result of the transaction discussed above, FIE and HOTS are
now  100%  wholly-owned  subsidiaries of Nortia.   The  aggregate
$536,667 acquisition cost was initially allocated to the fair value assets acquired and liabilities assumed as follows:

          Current assets          $      22,420
          Current liabilities              (155)
          Goodwill                      514,402
                                  -------------

          Total acquisition cost  $     536,667
                                  =============

Goodwill is expected to be deductible for tax purposes over a fifteen (15) year period. The Company is evaluating the fair value of intangibles other than goodwill and upon completion of such evaluation will re-allocate such amounts from goodwill if applicable during the allowed allocation period.

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

Unaudited pro forma financial information presents the combined results of Nortia FIE and HOTS, and was prepared as if the transactions had occurred at the beginning of the periods presented. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                   (Unaudited)
                                Nine Months Ended
                                   January 31,
                               2008             2007
                         ------------------------------
                         ------------------------------
Revenues                 $     531,843    $     261,821
Net Loss                 $    (581,408)   $  (1,365,584)
                         ==============================
Net Loss Per Share -
Basic and Diluted        $       (0.02)   $       (0.03)
                         ==============================


Note  5.  Investments
---------------------

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

At  January  31,  2008, the Company continues to  hold  2,587,983 shares of Avix Technologies, Inc. ("Avix"), a publicly held company that was impaired to a zero value in fiscal year 2004.

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

On February 5, 2007, AAPC announced that its SB-2 registration statement filed with the SEC had become effective and AAPC completed the filing of a 15c-211 registration with the NASD to begin trading over-the-counter and are currently traded over-the-counter on the bulletin board under the symbol "AAPT". However, there has been minimal trading in the AAPC stock through the date of these financial statements and the Company has received an "E" for its symbol due to the inability to timely file its quarterly 10-QSB with the SEC. The Company evaluated the investment as of January 31, 2008 and since there is no active trading market for the common stock, considered numerous factors in its impairment evaluation. As a result of this analysis, the Company believes that the investment is not impaired and the historical cost of

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

$100,000 has been utilized as the value as of January 31, 2008. In accordance with APB 18, the Company has classified the investment as a non-marketable security at cost in the accompanying financial statements based on the marketability factor pursuant to SFAS 115 (See Note 8 - Related Party Transactions).

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

Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants to purchase additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with Statement of Financial Accounting Standards No. 123 "FASB 123" and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value of zero under the Black-Scholes method (See Note 8 - Related Party Transactions). Knight's securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC". On August 20, 2007, Knight filed a Form 10-SB/3A with the SEC. The filing is the third amendment to the Form 10-SB and its purpose is to enable Knight to be a publicly reporting company under the Securities Exchange Act of 1934, which includes the filing of Forms 10-KSB and Forms 10-QSB. On September 19, 2007, Knight announced that it has been notified by the Staff of the SEC that the Staff has no further comments to the Company's Form 10-SB, which previously was filed with the SEC and became effective on April 13, 2007.

During 2006, in accordance with APB 18, the Company had classified the investment in Knight at cost or $1,250 due to a lack of an active trading market. The Knight closing stock price on April 30, 2007 was significantly greater than the historical cost recorded of $1,250. However, Knight initiated a private placement offering of its securities to accredited investors at $1.00 per share and the offering was still outstanding as of January 31, 2008. In accordance with SFAS 115, the Company has utilized the $1.00 per share valuation since the offering shares and the shares held by the Company are both restricted shares and the 1,250,000 shares have been valued at $1,250,000 and classified the investment as an available-for-sale marketable security at fair value in the accompanying financial statements as of January 31, 2008. As a result of the valuation, the Company recorded a $1,248,750 unrealized gain on available for sale equity securities in the stockholders' equity section of the financial statements as of April 30, 2007.

As a result of the acquisition discussed previously (See Note 4 - Acquisition), the Company acquired certain investment shares of common stock from its wholly-owned subsidiary FIE. The shares were obtained by FIE for services performed and as of January 31,

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

2008, the fair market value of these shares utilizing the closing stock price is $28,350 and is recorded as available-for-sale marketable securities in the accompanying consolidated financial statements.

Note 6.   Stockholders' Equity
------------------------------

Capital Structure

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 32,614,874 were issued and outstanding at January 31,2008, after giving consideration to 5,104,406 common shares previously issued by the Company's transfer agent that were returnable to the Company under a mutual rescission agreement. The mutual rescission agreement was a component of a December 2004 transaction accounted for as a recapitalization of the Company. These shares have been restricted as to transfer by the transfer agent and are not included in outstanding shares at January 31, 2008. As of January 31, 2008, 3,300,021 of these shares had been returned and cancelled by the Company's transfer agent.

The holders of the Company's common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 1,991,665 shares that are issuable and outstanding at January 31, 2008. Including issuable shares, we have 34,606,539 shares outstanding and issuable as of January 31, 2008.

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at January 31, 2008.

Common Stock and Common Stock Issuable

In October 2006, the Company verbally agreed to convert a $5,000 accounts payable balance for previous third party legal services into common stock of the Company. The conversion was valued at $1.10 per share at that time or a conversion into 4,545 shares of common stock. However, as of the date of these financial statements, the written agreement for the conversion has not been executed by the third party and is recorded as common stock issuable as of January 31, 2008. The Company believes that the third party will execute the agreement in the near future.

Effective January 8, 2008, the Company issued 1,000,000 shares of its common stock valued at fifty four cents ($.537) per share or $536,667 for the acquisition of FIE and HOTS as described further in Note 4 - Acquisition. In accordance with EITF 99-12, paragraph 4, the $0.537 per share price used for the Common Stock was reflective of an average closing price for the common stock utilizing three days immediately before the acquisition of January 8, 2008 and three days immediately after announcing the acquisition to the public.

Effective January 8, 2008, the Company issued 500,000 shares of its common stock at $.537 per share or $268,334 for an employment agreement related to the acquisition discussed previously for an employee of the acquired company. The $.537 per share price utilized was the same price for the acquisition. Of the 500,000 shares, 200,000 were vested immediately and the remaining 300,000 shares cliff vest 100,000 shares on each December 31, 2008, 2009 and 2010. In accordance with SFAS 123(R), the Company recorded $107,333 of stock compensation expense for the issuance of the 200,000 shares that were vested immediately. The remaining 300,000 shares held in escrow have not been recorded and will be amortized beginning February 1, 2008 to stock compensation expense over the vesting period. No amortization of the expense was recorded for the period January 8, 2008 through January 31, 2008 due to immateriality.

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

Between  December  28,  2007 and January 31,  2008,  the  Company
received  $246,780 of net proceeds from the exercise  of  987,120 warrants at an exercise price of $.25 per share.

Effective January 14, 2008, the Company approved the issuance of 1,000,000 shares of common stock to the Chief Financial Officer for services performed. The value per share was $.32 per share or $320,000 and was recorded as stock compensation expense and common stock issuable as of January 31, 2008. The $.32 per share was based upon the closing stock price on January 14, 2008, the grant date.

Warrants

The following table summarizes activity related to warrants issued under the private placements during the three months ended January 31, 2008:
                                                 Weighted Average
                            Number of Warrants    Exercise Price
Balance at April 30, 2007        1,960,410         $    0.25
  Granted                                -                 -
  Exercised                       (987,120)             0.25
  Expired                         (209,035)             0.25
                            -------------------------------------
Balance at January 31, 2008        764,255         $    0.25
                            =====================================

At January 31, 2008, the terms of exercisable warrants to purchase our common stock are summarized below:




                                    Weighted
                        Number       Average    Weighted     Number     Weighted
                   Outstanding at   Remaining    Average   Exerisable at  Average
Range of Exercise    January 31,   Contractual  Exercise   January 31,   Exercise
     Prices             2007          Life        Price        2007        Price
---------------------------------------------------------------------------------

     $0.25           764,255        1 year        $0.25     764,255       $0.25
     =====           =======        ======        =====     =======       =====

Between December 28, 2007 and January 31, 2008, the Company received $246,780 of net proceeds from the exercise of 987,120 warrants at an exercise price of $.25 per share. The warrants were a component of 1,196,155 warrants with an expiration date of January 16, 2008. The remaining 209,035 warrants not exercised expired as of January 16, 2008.

As of January 31, 2008, the Company has 764,255 warrants outstanding that have a two-year exercise period and expire on January 31, 2009.

Note 7.   Commitments and Contingencies
---------------------------------------

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

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

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

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at January 31, 2008.

Note 8.  Related Party Transactions
-----------------------------------

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

The Company owns 1,250,000 shares of Knight as of January 31, 2008. Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company's CEO and CFO are also the CEO and CFO of Knight (See Note 5 - Investments).

The Company owns 750,000 common shares of AAPC as of January 31, 2008. Although the investment in AAPC represents only approximately six percent (6%) of the outstanding shares of AAPC, the Company has a significant influential control on the operations of AAPC (see Note 5 - Investments).

            Nortia Capital Partners, Inc. and Subsidiaries
                    (A Development Stage Company)
             Notes to Consolidated Financial Statements
                          January 31, 2008
                            (Unaudited)

For the nine months ended January 31, 2008, the Company recorded $180,000 of consulting revenue from Knight, a company that Nortia holds an ownership position in. Effective March 2007, Nortia and Knight executed a one (1) year consulting agreement whereby Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. As of January 31, 2008, the Company had a receivable from Knight in the amount of $9,241 and has recorded this amount as accounts receivable - related party in the accompanying financial statements.

The CEO and CFO of Nortia devote a significant amount of their daily activities to the Company's operations, although not on a full time basis. There are no employment contracts for either the CEO or the CFO, and these individuals did not receive a salary or any other form of payment during the six months ended October 31, 2007 while they established the Company during its development stage. In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the six months ended October 31, 2007, we recorded contributed executive services expenses of $50,000. These services were provided to us without charge by the CEO and CFO and a corresponding increase in additional paid-in capital has been recorded. During the three months ended January 31, 2008, the Company paid compensation expenses to the CEO and CFO and therefore no additional entry was required.

Note 9.  Concentrations
-----------------------

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

Additionally, between December 28, 2007 and January 31, 2008, the Company received $246,780 of net proceeds from the exercise of
987,120 warrants at an exercise price of $.25 per share. The majority of these proceeds were from investors located in Europe.

Of the $212,830 of revenues recorded by the Company during the nine months ended January 31, 2008, $180,000 were from one customer who is a related party - see Note 8 - Related Party
Transactions.

Note 10 - Subsequent Events
---------------------------

In February and March 2008, FIE obtained certain investment shares of common stock for services performed and the fair market value of these shares utilizing the closing stock price on the date received is approximately $19,000.

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

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

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

SIGNIFICANT RECENT DEVELOPMENTS

On January 8, 2008, Nortia acquired from Friedland Capital, Inc., the membership interests of Friedland Investment Events, LLC
(FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 restricted shares of Nortia's $0.001 par value common stock. The total purchase price was $536,667 based upon a share price of fifty four cents ($0.537) per share. In accordance with EITF 99-12, paragraph 4, the $0.537 per share price used for the Common Stock was reflective of an average closing price for the common stock utilizing three days immediately before the January 8, 2008 acquisition and three days immediately after announcing the acquisition to the public.

RESULTS OF OPERATIONS

                                                        Three Months              Nine Months
                                                          Ended                     Ended
                                                        January 31,               January 31,
                                                     2008         2007         2008         2007
                                                 ------------------------  ------------------------
Revenues
Third Party                                      $    32,830  $         -  $    32,830  $         -
Related Party                                         60,000        5,000      180,000      145,000
                                                 ------------------------  ------------------------
Total Revenues                                        92,830        5,000      212,830      145,000

Operating Expenses
Contributed executive services                             -            -       50,000            -
Compensation                                         484,495       28,110      484,495      711,868
General and administrative                            51,571       59,982       83,104      188,291
Depreciation                                             241          482          723          482
Rent                                                       -        1,500            -       12,254
Consulting                                             5,200        7,700       16,150       50,881
Professional  fees                                    59,342       32,142       99,558      126,309
                                                 ------------------------  ------------------------
Total Operating Expenses                             600,850      129,916      734,030    1,090,085
                                                 ------------------------  ------------------------
Operating Loss                                      (508,020)    (124,916)    (521,200)    (945,085)

Other Income (Expense)
Gain on sale of available for sale
securities - previously impaired                           -            -            -       50,000
Interest expense                                           -       (4,667)           -       (4,678)
Interest income                                            4        2,713           77        2,955
                                                 ------------------------  ------------------------
Other Income (Expense)                                     4       (1,954)          77       48,277
                                                 ------------------------  ------------------------

Net Loss                                         $  (508,016) $  (126,870) $  (521,123) $  (896,808)
                                                 ========================  ========================
Comprehensive Income (Loss)
Unrealized gain on available for sale securities           -      623,750            -      623,750
                                                 ------------------------  ------------------------

Total Comprehensive Income (Loss)                $  (508,016) $   496,880  $  (521,123) $  (273,058)
                                                 ========================  ========================

Comparison of Three Months Ended January 31, 2008 to 2007
---------------------------------------------------------

Revenues:
---------

Revenues increased $87,830, or 1,757%, to $92,830 for the three months ended January 31, 2008, from $5,000 for the three months ended January 31, 2007. The increase was $55,000 from client companies and $32,830 from third party clients of our newly acquired subsidiaries, FIE and HOTS.

Operating Expenses:
------------------

Operating expenses increased $470,933 or 362%, to $600,850 for the three months ended January 31, 2008 from $129,916 for the three months ended January 31, 2007. The increase was primarily from a $427,333 increase in stock compensation expense for 2008 with no comparable amount in 2007. In 2008, the Company issued 1,000,000 shares of stock to the CFO for services provided and utilized a fair value of $.32 per share or $320,000 and issued 500,000 shares of stock to an employee under an employment agreement whereby 200,000 of the shares vested immediately at a fair value of $.537 per share or $107,333.

Other Income (Expense):
----------------------

Other income (expense) decreased $1,958 of expense or 4%, to $4 of income for the three months ended January 31, 2008 from $1,954 of expense for the three months ended January 31, 2007. The decrease was primarily from a net decrease in interest expense.

Comprehensive Income (Loss):
---------------------------

Comprehensive income (loss decreased from $623,750 of income for the three months ended January 31, 2007 to zero for the three months ended January 31, 2008. The change was due to unrealized gains on available for sale equity securities recorded during 2007 with no comparable amount in 2008.

Comparison of Nine Months Ended January 31, 2008 to 2007
--------------------------------------------------------

Revenues:
--------

Revenues increased $67,830, or 47%, to $212,830 for the nine months ended January 31, 2008, from $145,000 for the nine months ended January 31, 2007. The increase was $35,000 from client companies and $32,830 from third party clients of our newly acquired subsidiaries, FIE and HOTS.

Operating Expenses:
------------------

Operating expenses decreased $356,055 or 33%, to $734,030 for the nine months ended January 31, 2008 from $1,090,085 for the nine months ended January 31, 2007. The decrease was composed of a $122,667 decrease in stock compensation expense, a $105,187 decrease in general and administrative expense and a $104,706 decrease in compensation expense, offset by a $50,000 increase in contributed services expense. In 2007, the Company issued 500,000 shares of stock to the CFO for services provided and utilized a fair value of $1.10 per share or $550,000. In 2008, the Company issued 1,000,000 shares of stock to the CFO for services provided and utilized a fair value of $.32 per share or $320,000 and issued 500,000 shares of stock to an employee under an employment agreement whereby 200,000 of the shares vested immediately at a fair value of $.537 per share or $107,333. The decrease in general and administrative expense was primarily from a decrease in travel and entertainment expense from 2007 when the Company was changing from being a BDC to its new business model. The decrease in compensation expense was because for the six months ending October 31, 2007, the CEO and CFO of the Company received no salary or cash payment during the development stage of the Company's new business model as compared to cash payments was made previously when the Company was operating under a different business model as a BDC. The increase in contributed services expense represents the fair market value of contributed executive services provided by the CEO and CFO to us at no cost.

Other Income (Expense):
----------------------

Other income (expense) decreased $48,200 of income or approximately 100%, to $77 of income for the nine months ended January 31, 2008 from $48,277 of income for the nine months ended January 31, 2007. The decrease was primarily from a $50,000 decrease in gain on sale of available-for-sale securities-previously impaired recorded in 2007 with no comparable amount recorded in 2008. Additionally, the decrease was from a $2,879 decrease in interest income, offset by a $4,678 decrease in interest expense. The decrease in interest income was because in 2007, the Company received $291,229 of cash proceeds from a private placement with no such amount in 2008.

Comprehensive Income (Loss):
---------------------------

Comprehensive income (loss) decreased from $623,750 of income for the nine months ended January 31, 2007 to zero for the nine months ended January 31, 2008. The change was due to unrealized gains on available for sale equity securities recorded during 2007 with no comparable amount in 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $93,962 at January 31, 2008 as compared to $1,706 at April 30, 2007 and working capital surplus was $102,591 at January 31, 2008 as compared to a working capital deficit of $95,036 at April 30, 2007. The change from a working capital deficit to a surplus was primarily from cash proceeds of $246,780 received from the exercise of warrants during the three months ended January 31, 2008.

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

Operating Activities: Net cash used in operating activities was $154.43 for the nine months ended January 31, 2008, as compared to net cash used of $302,713 for the nine months ended January 31, 2007. The change was primarily due to the decrease in the net loss from 2008 to 2007.

Investing Activities: Net cash used in investing activities was $85 for the nine months ended January 31, 2008 compared to net cash used in investing activities of $2,872 for the nine months ended January 31, 2007. The change was primarily due to purchases of property and equipment in 2007 with no such amounts for 2008.

Financing Activities: Net cash provided by financing activities was $246,780 for the nine months ended January 31, 2008 compared to net cash provided by financing activities of $291,229 for the nine months ended January 31, 2007. In 2008, the cash provided was entirely from the exercise of warrants while in 2007 the cash provided was entirely from the sale of common stock.

Debt

We have no debt outstanding at January 31, 2008.

Equity Financing

Between December 28, 2007 and January 31, 2008, the Company received $246,780 of net proceeds from the exercise of 987,120 warrants at an exercise price of $.25 per share. The warrants were a component of 1,196,155 warrants with an expiration date of January 16, 2008. The remaining 209,035 warrants not exercised expired as of January 16, 2008.

As of January 31, 2008, the Company has 764,255 warrants outstanding with a two-year exercise period that expire on January 31, 2009.

Liquidity

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2006 by the sale of our common stock. Presently, our source of cash is from consulting agreements with our client companies, new client revenue from our recent acquisition and external financing in the form of the sale of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and that the revenue from consulting agreements with client companies or the sale of our common stock under any financing structures will be sufficient to meet our projected cash flow needs.

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

We are planning on obtaining additional cash proceeds from consulting agreements with client companies, new clients from our recent acquisition, the sale of our common stock and the sale of client company common stock that we own. As a result, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months.

Contractual Obligations and Commercial Commitments

We have no contractual obligations or commitments at January 31, 2008.

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

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company's common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at January 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between December 28, 2007 and January 31, 2008, the Company received $246,780 of net proceeds from the exercise of 987,120 warrants at an exercise price of $.25 per share. The warrants were a component of 1,196,155 warrants with an expiration date of January 16, 2008. The remaining 209,035 warrants not exercised expired as of January 16, 2008.

As of January 31, 2008, the Company has 764,255 warrants outstanding with a two-year exercise period that expire on January 31, 2009.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-QSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.   Exhibit Description
---------------------------------

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

10.4 Membership Interest Purchase Agreement dated January 8, 2008 between Nortia Capital Partners, Inc. and Friedland Capital, Inc.[4]
14     Code of Ethics[2]
21.1   Subsidiaries of Nortia Capital Partners, Inc.
23     Consent of Salberg & Company, P.A.[1]
31.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Act of 2002.*
32.1 Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*
32.2 Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Act of 2002.*

       * Filed herewith
       1 Incorporated by reference to the Company's Form 10-SB
          filed July 27, 1999.
       2 Incorporated by reference to the Company's Form 10-K
          filed November 23, 2005.
       3 Incorporated by reference to the Company's Form 10-K
          filed July 30, 2007.
       4.Incorporated by reference to the Company's Form 8-K filed March 12, 2008.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.


NAME AND SIGNATURE TITLE  DATE





 /s/ William J. Bosso    Principal Executive Officer    March 14, 2008
 --------------------
 William J. Bosso




 /s/ Bruce A. Hall       Principal Financial Officer    March 14, 2008
 --------------------
 Bruce A. Hall