Form 10KSB
period 2008-04-30
NORTIA CAPITAL PARTNERS, INC.
filed 2008-08-13
CIK 1089773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

Commission File Number 0-26843

Nortia Capital Partners, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	90-0254041
(State or Other Jurisdiction of	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

400 Hampton View Court, Alpharetta, GA	30004
(Address of Principal Executive Offices)	(Zip Code)

(770) 777-6795

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year. $399,987

As of August 12, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $1,164,699 based on 19,411,653 shares held by non-affliliates* at $0.06 per share, which was the last reported sales price of the Company’s common stock on the Pink Sheets for such date. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of August 13, 2008, there were 35,099,721 shares of our common stock issued, issuable and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

* Without asserting that any of the issuer’s directors or executive officers, or the entities that own 15,688,068 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including without limitation statements under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking.”

Because we are a “penny stock,” you cannot rely on the Private Securities Litigation Reform Act of 1995. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under “RISK FACTORS” in Item 1 of this Annual Report and those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management’s current expectations, estimates and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•	Changes in general economic and business conditions affecting us;
•	Changes in the assumptions used in making forward-looking statements;
•	Legal or policy developments that diminish our appeal;
•	Changes in our business strategies;
•	Our limited operating history;
•	The degree and nature of our competition;
•	Our ability to employ and retain qualified employees; and
•
The other factors referenced in this Annual Report, including without limitation, under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

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

Nortia Capital Partners, Inc. (“Nortia,” “we,” “us,” “our,” “its,” or the “Company”) is an Atlanta, Georgia based merchant banking company that provides access to capital and advisory services for management buyouts, recapitalizations and the expansion needs of emerging growth companies. The Company’s website is www.nortiacapital.com.

History of Company Development

Nortia was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999 as a “shell” company with plans to seek business partners or acquisition candidates. Due to capital constraints, however, we were unable to continue with our original business plan. In March 2001, we ceased our business activities and became dormant through May 2003, during which period we incurred only minimal administrative expenses.

During June 2003, present management was engaged to raise additional capital, and to initiate activities to re-establish the business. During the fiscal quarter ending July 31, 2003, the business re-entered the development stage. At that time, management raised capital and commenced preparations to operate as a business development corporation (“BDC”), intending to become regulated pursuant to certain requirements of the Investment Company Act of 1940 (the “1940 Act”) applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a definitive share exchange agreement (the “Exchange Agreement”) with Global Life Sciences, Inc. (“Global”), a publicly traded Nevada corporation, which then changed its name to “Nortia Capital Partners, Inc.” On December 2, 2004, the Exchange Agreement was consummated. On December 3, 2004, the business was merged into the Nevada corporation with the Nevada corporation surviving. As a result of the recapitalization, we are now organized under the laws of the State of Nevada.

On January 4, 2005, we filed Form N-54A with the SEC, which constituted our election to be regulated as a BDC pursuant to Section 54 of the 1940 Act. As a result, we operated as an investment company with a plan to build an investment portfolio and enhance the Company’s shareholder value. It was our intention to provide capital and advisory services for management buyouts, recapitalizations and the growth and capital needs of emerging growth companies. As a BDC, we expected to derive our revenues through direct investments into private companies, start-up companies and through the opportunities provided by turn-around companies. Additionally, we intended to provide fee-based business expertise through in-house consultants and contract consultants.

In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course, and with respect to which a comment letter was issued by the SEC staff to the Company. As a result, we understood we were out of compliance with certain rules and regulations governing the business and affairs, financial status and financial reporting items applicable to BDCs. Ultimately, the Board of Directors of the Company (the “Board”) directed the Company to take immediate and substantial steps to remediate certain of the compliance failures, and the Company informed the SEC staff of these steps.

After careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance and a thorough assessment of potential alternative business models, the Board determined that continuation as a BDC was not in the best interest of the Company and its shareholders. On February 10, 2006, upon the recommendation of the Board, a majority of the then outstanding shares voted to approve withdrawal of our election as a BDC.

On May 2, 2006, we filed Form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the 1940 Act. As of that date, the Company was no longer a BDC, and now intends at all times to conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, we do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company’s total assets at any one time.

For the period between January 4, 2005 (commencement of our status as a BDC) and April 30, 2006 (immediately prior to termination of our BDC status), we explored certain investment opportunities. In July 2005, we entered into an agreement, as our first project, to acquire a minority equity interest in Holley Communications Investment, Inc. Additionally, in March 2006, we acquired a minority interest in Knight Energy Corp. The Company, however, never generated any revenue from its operations as a BDC.

We previously intended to elect to be treated as a registered investment company (an “RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). As an RIC, we generally would not have been taxed on investment company taxable income or realized net capital gains, to the extent that such taxable income or gains were distributed, or deemed to be distributed, to stockholders on a timely basis. However, with the filing of Form N-54C with the SEC in May 2006 as discussed previously, the Company is no longer a BDC and no longer qualifies as an RIC.

Our Strategy

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding or trading in investment securities to that of an operating company intending to provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, we intend to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, Nortia proposes to receive restricted shares of these companies’ stock.

On January 8, 2008, Nortia acquired Friedland Investment Events LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for a total of 1,000,000 shares of Nortia's common stock. The acquisitions are the first step in a strategic shift for Nortia as discussed above as Nortia is expanding its services to better meet the needs of emerging companies navigating the financial marketplace. With the FIE/HOTS acquisition, Nortia will be able to offer clients a broad range of financial communications products and services.

FIE, headquartered in Denver, Colorado with offices in Pennington, New Jersey, is one of the largest sponsors of financial and investment events, sponsoring events annually throughout the United States. These events include all-day conferences, luncheons, breakfasts, VIP cocktail receptions, and other special events. Most notably,  FIE's bi-annual Alternative Energy and Clean Tech Conference and Global Equities Conference series have developed a strong following within the investment community and among investors.

HOTS, which is also headquartered in Denver, Colorado is an Internet-based marketing platform for publicly-traded companies and independent equity research providers.

The management of Nortia includes individuals with direct operating and ownership experience, and our management works with client companies from a strategic perspective to advise and support them on a broad range of issues. We also support our client companies with access to capital to fund expansion and add-on acquisitions. Our contribution to the success of our client companies extends beyond our capital and financing expertise. After a participation arrangement is made with Nortia, the client company retains its operating autonomy. Nortia leaves the day-to-day affairs of client companies to the management teams, while providing strategic oversight and possible participation as active members of the client companies’ boards of directors.

Market and Customers

Our target market consists of micro-cap publicly traded companies and also small, private companies seeking to become publicly held and traded. Specifically, the Company will identify these companies (the “Clients”) and assist them with managerial, accounting and financial advice. As compensation for these services, the Company proposes to receive shares of the Client, or a combination of cash and shares and/or options to purchase shares of the Client. Moreover, the Company’s ability to identify and to help to build successful new and emerging enterprises is difficult. There can be no assurance that the Company will be successful in identifying and developing these ventures.

Competition

We compete for investments with a large number of private equity funds and mezzanine funds, business development companies, other investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Many of our competitors also have substantially larger operating staffs and greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

Our Employees

As of April 30, 2008, we have four full-time employees and no part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. In addition to the other information contained in this report, including risks and uncertainties described elsewhere, you should carefully consider the following risk factors and all of the information contained in this Annual Report in evaluating us or deciding whether to purchase our common stock. The risks and uncertainties described below or elsewhere in this Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and operations. The following list of risk factors should not be considered as all inclusive. If any of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially affected, all of which might cause the trading price of our common stock to decline, and you could lose all or part of any investment you may make in our common stock.

Our actual results may differ materially from those anticipated in our forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this Annual Report.

Risks related to our industry, business and strategy.

We have suffered significant operating loss in our current fiscal year and since inception.

During the fiscal year ended April 30, 2008, we had a net loss of $782,640, and we have had significant cumulative net losses since inception. Our principal uses of cash to date have been for operating activities, and we have funded our operations since entering a new development stage on May 1, 2006 by the sale of our common stock. Effective May 1, 2006, we were no longer a BDC, and we commenced a new business model as a merchant banking firm. There is no assurance that we will be successful under our new business model, achieve revenues or earn sufficient cash flow to fund our required expenditures. Additionally, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

An investment in our Company is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

We are highly dependent upon management, and the Company’s future success depends on the continued contribution of key management, some of whom would be difficult to replace.

The Company’s growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to select and retain Client companies successfully and to provide management assistance to the Company’s Client companies. If the services of these individuals are no longer available to the Company for any reason, the Company will be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company’s Client companies. In such event, there can be no assurance that the Company will be able to employ qualified persons on terms favorable to the Company.

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

We were incorporated in April 1999 but only commenced business and investment operations as a BDC in mid-January 2005. Additionally, effective May 2006, we withdrew our election to be a BDC, and commenced a new business model as a merchant banking firm. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our business objective and that the value of our common stock or other securities could decline substantially. As a result, we have very limited operating results, and because the Company has not engaged in this line of business before, there is no guarantee that it will be successful in implementing the business plan, or that if implemented, it will ever earn material revenues from its business. Our new business model depends to a significant extent upon strong referral relationships with venture capital, private equity fund sponsors and other investment banking and financial institutions, and our inability to develop or maintain these relationships, or the failure of these relationships to generate Client relationships could adversely affect our business. We expect that members of our management team will maintain their relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to succeed and grow. In addition, persons with whom members of our management team have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of new business.

We may not be able to obtain the regulatory approvals necessary to implement all aspects of our new business plan.

In order to fully implement all aspects of our new business model, we will need to either become licensed as a broker-dealer or acquire a licensed broker-dealer. To effect this, we will be required to apply for and obtain the requisite approvals of the Financial Industry Regulatory Authority (“FINRA”). Because our business plan is relatively unique, there is no guarantee that we will obtain FINRA approvals within a reasonable time period or at all. Therefore, we may not be able to implement our business plan.

The Company may continue to be deemed an “investment company” subject to regulation under the 1940 Act.

Under the new business model as a merchant bank, the Company intends at all times to conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company’s total assets at any one time. The regulations under the 1940 Act are complex. As a non-BDC entity, there is a risk that the Company will perform an activity that will cause it to be classified as an “investment company,” and subject it to the 1940 Act requirements. Under the Company’s new business model as a merchant banking firm, it will acquire shares in its Client companies. Accordingly, the Company must ensure that these Client shares do not put the Company in the business of “investing, reinvesting or trading in securities.” The consequences of such an event could result in significant financial and regulatory liability to the Company.

Management has discretionary use of Company assets.

We continue to look for and investigate other business opportunities that are consistent with our business plan. Accordingly, management has broad discretion to utilize the Company’s assets with respect to any particular Client or Clients. There can be no assurance that management’s use or allocation of the Company’s assets will allow the Company to achieve its business objectives.

We operate in a competitive market for our target business opportunities.

We are a small firm and we operate in a highly competitive market. As a result of this competition, sometimes we may be precluded from obtaining otherwise attractive business opportunities.

We expect that the securities we receive in each instance initially may be illiquid. Our Clients may not be able to create, maintain, or increase liquidity for the securities that they issue to us.

We expect that we will generally receive securities directly from a Client in a privately negotiated transaction, and that the securities we receive will typically have no established trading market. The illiquidity of the securities we receive may adversely affect our ability to dispose of those securities at times when it may be otherwise advantageous for us to liquidate such securities. In addition, if we are forced to liquidate some or all of the securities immediately, the proceeds of such liquidations could be significantly less than otherwise would have been realized absent the sudden liquidation.

Economic recessions or downturns could impair our Clients and harm our operating results. Many of our Clients may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a Client to create or increase liquidity for its securities. These conditions could lead to financial losses for the Company, as well as a decrease in our revenues, net income and assets.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

As a public company, we are regulated by the SEC and other federal and state regulatory agencies. In addition, changes in the laws or regulations that govern, for example, small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may have an adverse effect on the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, may receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue may have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected. We have determined one material weakness and three other weaknesses in our internal control over financial reporting.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

1.
The Company does not have a full-time accounting controller and utilizes a part-time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Additionally, management determined during its internal control assessment that the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

2.
The Company should take steps to enhance the security for bank wire transfers. Currently, the CFO and CEO provide instruction to the part-time consultant to initiate a wire transfer. As a security enhancement, the Bank should be required to obtain approval from the CEO or CFO to make the wire transfer.

3.	The Company should take steps to implement a written policies and procedures manual.

4.
The Company utilizes an IT remote access server to store of all of the Company’s financial data. Although the data has proper firewall and other security measures implemented, the information is critical for the Company and an internal server at the Company headquarters should be considered.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

The disclosure of these items may have an adverse impact on investor confidence and the price of our common stock. Failure to establish and maintain appropriate internal controls over financial reporting, or any failure of those controls once established, could have a material adverse effect on our business, financial condition or results of operations or raise concerns for investors. Any actual or perceived weaknesses or conditions in our internal controls over financial reporting that need to be addressed may have a material adverse effect on the price of our common stock.

Attempts to grow our business could have an adverse effect on the success of our business plan.

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on our financial, technical, operational and administrative resources. As we increase our services and enlarge the number of projects we are evaluating or in which we are participating, there will be additional demands on our financial, technical and administrative resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of qualified employees, could have a material adverse effect on our business, financial condition and results of operations.

Our officers and directors are engaged in other businesses that result in conflicts of interest with us.

Both of our officers and directors also serve as officers and directors of other companies or have significant shareholdings in other companies. For example, our Chief Executive Officer, William J. Bosso, is the CEO, director and largest shareholder of Knight Energy Corp. (“Knight”), an oil and gas exploration and production company. In addition, our Chief Financial Officer, Bruce A. Hall, is the Chief Financial Officer and a director of Knight Energy Corp.

Because of the Company’s ownership of a large amount of Knight common stock, our officers and directors could have a conflict of interest in certain situations. To the extent that the Company participates in ventures with Knight, or provides Knight with possible financial resources, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors. In accordance with the laws of the State of Nevada, our officers and directors are required to act honestly and in good faith with a view to the best interests of the Company.

We have limited senior management resources, and we need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

Our limited senior management requires them to handle an increasingly large and more diverse amount of responsibility. Expansion of our business will place a significant additional strain on our limited managerial, operational and financial resources. To the extent that we do expand our business, of which there is no assurance, we will be required to expand our operational and financial systems and to expand, train and manage our work force in order to manage the expansion of our operations. Any failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other merchant-banking-type entities, many of which have significantly larger operations and greater financial, marketing, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected. Our future success will be dependent on our ability to attract and retain key personnel.

We do not have a full-time Controller.

Notwithstanding the other time commitments of our Chief Financial Officer and Chief Executive Officer, we currently do not have a full-time Controller. Rather, we utilize an external consultant to record our accounting information, and to assist our preparation of required SEC reports, including this Form 10-KSB. In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational and financial resources, which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks related to our common stock.

Current management controls our outstanding Common Stock.

Our officers and directors own in excess of approximately 21% of our total issued and outstanding common stock. It can be expected that our officers and directors, by virtue of their percentage share ownership, will be able to continue to control the Company’s Board of Directors and its policies.

There is no active trading market or other liquidity for investors in the common stock.

There is no active trading market for the common stock and an investor cannot expect to liquidate his or her investment in an orderly manner regardless of the necessity of doing so. Although our common stock is currently traded on the Pink Sheets, it is an extremely thinly traded stock. Investors should recognize the illiquidity of an investment in the Company.

There is no assurance that our common stock will continue to meet the criteria necessary to qualify for listing on the Pink Sheets. Further, there is no assurance that our common stock can be made to meet the criteria necessary to qualify for listing on the NASDAQ or the American Stock Exchange. Even if our common stock does meet the criteria, there is no assurance that our common stock would be accepted for listing on NASDAQ or the American Stock Exchange.

Even if an active trading market develops, stock prices may be volatile.

It is currently anticipated that even if the trading volume in our common stock increases, of which there is no assurance, the price of the common stock will be low and also may be volatile. Many brokerage firms may not execute transactions and may not deal with low- priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, there is no assurance that an investor will be able to use our securities as collateral.

Our common stock is subject to penny stock regulation.

As a penny stock, our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. SEC Rule 3(a)(51) generally defines a penny stock as an equity security that is not traded on the NASDAQ Stock Market or another recognized stock exchange and has a market price of less than $5.00 per share. Depending upon our stock price, our common stock may be included within this definition, and it may be subject to Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and a suitability determination for, the purchaser, and the broker-dealer must receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock, and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered a “penny stock” if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

Raising additional capital through the sale of common stock would dilute existing shareholders.

In order to pursue our business plan, we will need to raise additional capital. If we are able to obtain additional funding through the sale of common stock, the financing may dilute the equity ownership of existing stockholders.

Our Board of Directors can issue preferred stock with terms that are preferential to our common stock.

Our Board of Directors may issue up to 5,000,000 shares of preferred stock without action by our stockholders, which preferred stock may have rights that are superior to those of holders of our common stock. Rights or preferences could include, among other things:

•	the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;
•	greater voting rights or preferential liquidation rights which could negatively affect the rights of common stockholders; and
•	the right to convert the preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.

We have not and do not anticipate paying cash dividends on our Common Stock.

We have not paid any cash dividends to date with respect to our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations. However, we are authorized to issue preferred stock and may in the future pay dividends on our preferred stock that may be issued.

Item 2.	Description of Property

We do not own any real estate or other physical properties materially important to our operations.

We have offices located at 400 Hampton View Court, Alpharetta, Georgia 30004. We do not have a lease and we are not paying rent for this office space. It is being provided to the Company by an officer/director free of charge. Use of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying financial statements.

Effective February 18, 2008, the Company commenced a sublease for Nortia’s office in New York, New York. The sublease term is through April 29, 2009 with base rent monthly payments of $3,282 for year 1 and $3,382 thereafter through the expiration date of April 29, 2009. Additionally, the Company must pay its share of pro-rata operating expenses. The Company paid a security deposit of $9,846 for the sublease through a letter of credit secured by a financial institution certificate of deposit (“CD”) and the CD will be classified as restricted cash in the consolidated financial statements.

The Company also anticipates that it will execute a lease for 950 square feet of office space in Ewing, New Jersey in the near future.

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

On April 21, 2005, Mirador Consulting, Inc. (“Mirador”) filed a Complaint against Nortia Capital Partners, a Florida corporation and predecessor to us, in the County Court (“County Court Litigation”) in and for Palm Beach County, Florida. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004. Pursuant to the terms of that agreement, Mirador had received shares in our Company as its compensation and therefore was not entitled to cash compensation in addition. On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) had merged with and into us and, as a result, ceased to exist. Subsequently, the Company has filed a number of motions to dismiss and/or strike Mirador’s filing of amended defenses and claims. On June 29, 2006, Mirador filed a Motion for Declaratory Judgment and Motion for Judgment on the Pleadings that sought final resolution to the Company’s claims in Mirador’s favor. In order to address any alleged deficiencies in its claims, the Company filed a Motion for Leave Amended Complaint on January 22, 2007. The Court granted that Motion on January 29, 2007. On February 8, 2007, Mirador filed a Motion to Dismiss the Company’s complaint with prejudice and this motion remains pending. On March 20, 2007, the Company served Mirador with discovery requests and Mirador’s responses have not been received and are overdue.

The Company intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to Mirador’s Counterclaims, for the reasons set forth in our filings.

In May 2008, Matthew T. Henninger (“Henninger”), a former officer and director of the Company, filed a civil action claim in the Superior Court of Fulton County, State of Georgia against the Company and William J. Bosso, our Chief Executive Officer and a director. Additionally, Robin Smith (“Smith”) filed a civil claim in the State of New York against the Company. Henninger held certain shares of the Company’s common stock that were pledged to Smith and upon a default of the pledge, the shares were surrendered to Smith. Smith attempted to have the certificates transferred to her name but was denied by the Company’s transfer agent per instruction of the Company. Henninger and Smith have filed their claims to require the Company’s transfer agent to transfer the shares in the name of Henninger to Smith.

The Company strongly disagrees with the claims and responded to the claims by providing evidence that Henninger had breached a contract made with the Company whereby Henninger would sell his common stock to a third-party for a purchase price of $200,000. The Company has asked the court to enter a judgment against Henninger in favor of the Company compelling Henninger to sell his shares to the third-party for $200,000 per the contract.

The Company has and intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to the claims, for the reasons set forth in our filings.

Due to the nature of the Company’s business, the Company may be at risk of being classified as an investment company under the Investment Company Act of 1940. Currently, the Company holds 1,250,000 shares of Knight Energy Corp. (“Knight”), and the shares have been valued at $875,000 in the accompanying financial statements as of April 30, 2008. (On July 15, 2008, the closing high bid and low ask prices on the Pink Sheets for Knight common stock were $1.76 and $1.55 per share, respectively.) However, in March 2007 the Company entered into a voting trust agreement (“VTA”) whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not “investment securities” as defined by the 1940 Act. However, if the SEC disagrees with the Company’s position on the Knight securities, the Company may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company’s common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC. Although it may be possible that the Company will be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at April 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted by Pink Sheets LLC under the symbol “NCPN.” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended April 30, 2008
First Quarter	$0.85	$0.33
Second Quarter	$0.74	$0.28
Third Quarter	$0.70	$0.28
Fourth Quarter	$0.40	$0.17

Fiscal Year Ended April 30, 2007
First Quarter	$3.35	$1.24
Second Quarter	$1.90	$0.86
Third Quarter	$0.89	$0.30
Fourth Quarter	$0.80	$0.30

On August 12, 2008, the closing bid price for a share our common stock, as reported by Pink Sheets LLC, was $0.06.

Holders

As of August 13, 2008, there were approximately 193 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names. No shares of our preferred stock were issued or outstanding as of August 13, 2008.

Dividends

No cash dividends have been declared or paid on our common stock since our inception. No restrictions limit our ability to pay cash dividends on our common stock. We do not expect to pay any cash dividends in the near future.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no shares of our common stock authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements included in this Annual Report (the “Financial Statements”), and the accompanying notes thereto, and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. As discussed above, our actual results may differ materially from those anticipated in our forward-looking statements. Please also refer to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” beginning on page 4 of this Annual Report and “RISK FACTORS” beginning on page 8 of this Annual Report.

OVERVIEW

For a description of the historical development of our business, please refer to “Item 1. Description of Business – History of Company Development” beginning on page 5 of this Annual Report.

RECENT DEVELOPMENTS

Between December 28, 2007 and March 21, 2008, the Company received $349,530 of net proceeds from the exercise of 1,398,120 warrants at an exercise price of $.25 per share.

Critical Accounting Policies

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of investments, valuation of accounts receivable, stock based compensation, revenue recognition and the valuation of goodwill,. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information, see Note 3 “Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements contained in this Annual Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with SFAS 115.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with SFAS 115 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company’s determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. The Company recorded no impairment charges for securities during the years ended April 30, 2008 and 2007, respectively.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost if the exercise price equaled or exceeded the fair value of the stock on the measurement date. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

In adopting SFAS 123 (R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value. The fair value for these awards is based on the grant date. There was no cumulative effect for applying SFAS 123 (R) at May 1, 2006.

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

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin (“SAB”) 104. Revenue is recognized when persuasive evidence of an arrangement exists with a fixed or determinable selling price, as services are provided and when collection is reasonably assured.

The Company follows EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” when determining the measurement date to value securities received for services.

Revenues earned during the years ended April 30, 2008 and 2007 were derived from services and recognized as the services were completed.

Goodwill and other Intangible Assets

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of each fiscal year. No impairment was recognized during the year ended April 30, 2008.

Results of Operations

	Year Ended
	April 30,
	2008	2007

Revenues
Third Party	$159,987	$-
Related Party	240,000	185,000
Total Revenues	399,987	185,000

Cost of Goods
Third Party	45,384	-
Total Cost of Goods	45,384	-

Gross Profit	354,603	185,000

Operating Expenses
Contributed executive services	75,000	-
Compensation	622,424	711,867
General and administrative	139,447	210,615
Depreciation	1,008	837
Bad debt	25,045	-
Rent	1,400	12,254
Consulting	20,650	575,591
Professional fees	252,360	195,940
Total Operating Expenses	1,137,334	1,707,104

Operating Loss	(782,731)	(1,522,104)

Other Income (Expense)
Gain on sale of available for sale securities - previously impaired	-	50,000
Interest expense	-	(5,324)
Interest income	91	2,967
Other Income	91	47,643

Net Loss	$(782,640)	$(1,474,461)

Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities - net	(375,627)	1,248,750

Total Comprehensive Loss	$(1,158,267)	$(225,711)

Year Ended April 30, 2008 (“2008”) compared to year ended April 30, 2007 (“2007”)

Revenues:

Revenues increased $214,987, or 116%, to $399,987 for 2008, from $185,000 for 2007. The increase was $55,000 from client companies and $159,987 from third-party clients of our newly acquired subsidiaries, FIE and HOTS.

Cost of Goods:

Cost of Goods increased $45,384, or 100%, to $45,384 for 2008, from zero for 2007. The increase was all from third-party clients of our newly acquired subsidiary FIE related to costs associated with hosting and sponsoring events for customers.

Operating Expenses:

Operating expenses decreased $569,771 or 33%, to $1,137,334 for 2008 from $1,707,104 for 2007. The decrease was primarily composed of a $554,941 decrease in consulting expense, a $89,443 decrease in compensation expense and a $71,168 decrease in general and administrative expense, offset by a $75,000 increase in contributed executive services expense and a $56,420 increase in professional fees. The decrease in consulting expenses primarily related to $520,000 of expense in 2007 for stock issued to consultants with no corresponding amount in 2008. In 2007, the Company issued 500,000 shares of stock to the CFO for services provided and utilized a fair value of $1.10 per share or $550,000. The decrease in general and administrative expense was primarily from a decrease in travel and entertainment expense from 2007 when the Company was changing from being a BDC to its new business model. The decrease in compensation expense was primarily related to a decrease in non-cash expense for stock issued to employees in 2008 as compared to 2007. The increase in contributed services expense represents the fair market value of contributed executive services provided by the CEO and CFO to us at no cost. The increase in professional fees was primarily from the acquisitions of FIE and HOTS.

Other Income:

Other income decreased $47,552 of income or approximately 100%, to $91 of income for 2008 from $47,643 of income for 2007. The decrease was primarily from a $50,000 decrease in gain on sale of available-for-sale securities-previously impaired recorded in 2007 with no comparable amount recorded in 2008. Additionally, the decrease was from a $2,876 decrease in interest income, offset by a $5,324 decrease in interest expense. The decrease in interest income was because in 2007, the Company received interest income on the deposit of $291,229 of cash proceeds from a private placement with no such amount in 2008.

Comprehensive Loss:

Comprehensive loss decreased from $1,248,750 of gain for 2007 to $375,627 of loss for 2008. The change was primarily due to an unrealized gain on available for sale equity securities - related party recorded during 2007 as compared to an unrealized loss on available for sale equity securities - related party during 2008.

Liquidity and Capital Resources:

Cash and cash equivalents were $11,086 at April 30, 2008 as compared to $1,706 at April 30, 2007 and working capital deficit was $48,740 at April 30, 2008 as compared to a working capital deficit of $95,036 at April 30, 2007.

We cannot provide assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet our merchant banking business plan requirements. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the lack of our ability to continue as a going concern.

Operating Activities: Net cash used in operating activities was $281,754 for 2008, as compared to net cash used of $319,052 for 2007. The change was primarily due to the decrease in the net loss from 2008 to 2007, offset by $75,000 of contributed services expense, $25,045 of bad debt expense and a decrease from $520,000 of stock consulting expense in 2007 to zero in 2008.

Investing Activities: Net cash used in investing activities was $58,396 for 2008 compared to net cash used in investing activities of $2,872 for 2007. The change was primarily due to purchases of marketable securities in 2008 with no such amounts for 2007 and purchases of property and equipment in 2007 with no comparable amount in 2008.

Financing Activities: Net cash provided by financing activities was $349,530 for 2008 compared to net cash provided by financing activities of $291,229 for 2007. In 2008, the cash provided was entirely from the exercise of warrants; in 2007 the cash provided was entirely from the sale of common stock.

Debt

We have no debt outstanding at April 30, 2008.

Equity Financing

Between December 28, 2007 and April 30, 2008, the Company received $349,530 of net proceeds from the exercise of 1,398,120 warrants at an exercise price of $.25 per share.

As of April 30, 2008, the Company has 562,290 warrants outstanding with a two-year exercise period that expires on January 31, 2009.

Liquidity

Our principal uses of cash to date have been for operating activities and we have funded our operations since entering a new development stage on May 1, 2006 by the sale of our common stock. Presently, our source of cash is from consulting agreements with our client companies, new client revenue from our recent acquisition and external financing in the form of the sale of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and that the revenue from consulting agreements with client companies or the sale of our common stock under any financing structures will be sufficient, to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the implied market value of our Common Stock as compared with the price at which any equity financing is offered, and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

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

Item 7.	Financial Statements

Our Financial Statements are attached as Appendix A (following the Exhibits) and are hereby incorporated by reference and included as part of this Annual Report. An index to our Financial Statements is provided in response to Item 13 of this Annual Report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A (T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

1.
The Company does not have a full-time accounting controller and utilizes a part-time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Additionally, management determined during its internal control assessment that the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

2.
The Company should take steps to enhance the security for bank wire transfers. Currently, the CFO and CEO provide instruction to the part-time consultant to initiate a wire transfer. As a security enhancement, the Bank should be required to obtain approval from the CEO or CFO to make the wire transfer.

3.	The Company should take steps to implement a written policies and procedures manual.

4.
The Company utilizes an IT remote access server to store of all of the Company’s financial data. Although the data has proper firewall and other security measures implemented, the information is critical for the Company and an internal server at the Company headquarters should be considered.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The report contained in this section shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) Of the Exchange Act

Directors and Executive Officers

Name	Age	Positions Held With The Company	Director Since
William J. Bosso	59	Chief Executive Officer, President and Director	October 2004
Bruce A. Hall	52	Chief Financial Officer, Treasurer, Secretary and Director	January 2006
J.P. Baron	47	Director	October 2004
John Benton	55	Director	October 2004

Each director of the Company holds such position until the next annual meeting of the Company’s stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

William J. Bosso has served as Chief Executive Officer of the Company since December 2004 and has served as one of Company’s directors since October 2004. In July 2004, Mr. Bosso became a director and president of the Company but resigned from both positions in October 2004. Later that month, he was reappointed as a director of the Company and in December 2004 he was appointed as Chief Executive Officer of the Company. Previously, he served as a director and president of Nortia Capital Partners, Inc., a Florida corporation (“Nortia Florida”), from April 2003 until December 2004, when it merged into the Company. Since March 2006, Mr. Bosso has also served as Chief Executive Officer and a Director of Knight Energy Corp., a publicly reporting oil and gas exploration company. Mr. Bosso has served as a consultant to privately and publicly held corporations for the past 15 years. From 1992 to 1993, he served as vice-president of OCG Technologies, Inc., a medical appliance, healthcare software and medical billing company, and from 1994 to 1997, he served as President and CEO of Affinity Entertainment, Inc., a television and movie company. Prior to that, Mr. Bosso was an Account Executive with Paine Webber. Mr. Bosso has been a consultant to businesses in the telecommunications, insurance, airline, medical, entertainment, stock transfer, financial communications, restaurant and golf equipment industries.

Bruce A. Hall has served as the Company’s Chief Financial Officer and a Director of the Company since January 2006. Since May 2003, Mr. Hall has been a consultant providing financial and management services for several privately-held and publicly-reporting companies. Since March 2006, Mr. Hall has also served as the Chief Financial Officer and a Director of Knight Energy Corp., a publicly reporting oil and gas exploration and production company. From May 2004 to June 2007, Mr. Hall, as a consultant, was the interim Chief Financial Officer of RG America, Inc., a publicly traded company that provides a broad array of synergistic products and services that address several key financial aspects of the commercial real estate market. From January 2005 to March 2006, Mr. Hall, as a consultant, was the interim Chief Executive Officer and Chief Financial Officer of Dent Zone International, Inc., a privately-held company providing after market services for the automobile market. From May 1999 through May 2003, Mr. Hall was the Chief Financial Officer of Probex Corp., a formerly publicly-traded used-oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. Previously, he held senior level positions at Recognition Equipment, Inc., and Harris Adacom Corporation, and he was a multi-family housing developer. Mr. Hall began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP.

J.P. Baron, II has served as a Director of the Company since October 2004, and he currently serves on the Company’s Audit Committee. He also served as a director of Nortia Florida from April 2003 until December 2004, when it merged with the Company. Additionally he currently serves as Managing Director of JP Baron Inc., and CEO of Better Building Innovations Inc., both privately held companies.  He sits on the board of directors of RdR Trust, a private trust.

He currently holds substantial interests in a privately held investment company with over $200 million in assets; and a privately held wood products manufacturing company.  He has held interests in a airline; a steel erection company; a construction company; a Caribbean resort and casino; and various real-estate holdings.

John W. Benton, III has served as a Director of the Company since October 2004, and he currently serves as Chairman of on the Company’s Audit Committee.  He also served as a director of Nortia Florida from April 2003 until December 2004, when it merged with the Company.  Since 2004, Benton has served as Managing Director of Real Estate Strategies, Inc., overseeing key client projects with focus on strategies to improve performance, service, efficiency and profitability, Including, strategic planning, financial structure and cost/profitability studies, acquisitions, operations, systems selection and valuation, investment recovery, organizational management and growth.     Previously, he served as a Vice-President of Hatfield Philips, Inc. as a LIHTC Section 42 team leader responsible for all aspects of team direction, loan and property workouts and investor communication. Mr. Benton joined Hatfield Philips (a Special Services of Lehman Brothers’ Principal Transaction Group Debt and Equity Commercial Real Estate Portfolios) as a senior asset manager, in the Special Servicing and Workout Group.  Mr. Benton has over 20 years of multifamily and commercial real estate experience.  Mr. Benton came to Hatfield Philips, Inc. from Allied Capital Corporation where he was a Vice-President in charge of asset management and workouts.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function. The Audit Committee is presently composed of two persons - Messrs. Baron and Benton (Chair), each of whom is considered independent. The Company’s Board of Directors has determined that J.P. Baron is the “audit committee financial expert” as defined under Item 407 of Regulation S-B of the 1934 Act. Messrs. Baron and Benton each meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended April 30, 2008, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

On August 29, 2005, the Company adopted a Code of Ethics for its Principal Executive Officer and Principal Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics was filed as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended April 30, 2005. The Code of Ethics is also available free of charge by writing to the Company at 400 Hampton View Court, Alpharetta, Georgia 30004. The Code of Ethics establishes procedures for personal investment and restricts certain transactions by our personnel. The Code of Ethics generally does not permit investment by our employees in securities that may be purchased or held by us. Any updates to the Code of Ethics will be disclosed by the Company on a Form 8-K.

Family Relationships

We are unaware of any family relationships within the Company.

Item 10. Executive Compensation

We provide our named executive officers and other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and based on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

The following table shows the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B for the years ended April 30, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (4)	Bonus ($)	Stock Awards ($)			Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (6)	Total ($)
William J. Bosso, Chief Executive Officer (1)	2008 2007	51,833 64,777	- -		- -		- -	- -	- -	3,000 -	54,833 64,777
Bruce A. Hall, Chief Financial Officer	2008 2007	12,500 45,000	- - -	$ $	320,000 (3 550,000 (2	) )	- -	- -	- -	3,000 -	335,500 595,000
Matthew Henninger, Former President (5)	2008 2007	- 46,667	- -		- -		- -	- -	- -	- -	- 46,667

(1)
Although each of Mr. Bosso and Mr. Hall served as directors of the Company in 2007 and 2008, neither individual received any type of compensation for service in this capacity during the years ended April 30, 2008 or 2007.

(2)
In August 2006, the Company granted 500,000 shares of its $0.001 par value Common Stock to BHDH Family, L.P., Bruce A. Hall’s family limited partnership, as compensation for his services to the Company and as an inducement for him to continue in that role and to serve as a consultant to the Company.

(3)
In January 2008, the Company granted 1,000,000 shares of its $0.001 par value Common Stock to BHDH Family, L.P., Bruce A. Hall’s family limited partnership, as compensation for his services to the Company and as an inducement for him to continue in that role and to serve as a consultant to the Company.

(4)	Salary is total base salary earned, either unpaid and accrued or paid.

(5)	Mr. Henninger resigned as president and a director of the Company on July 30, 2007.

(6)	Represents expense allowance for Mr. Bosso and Mr. Hall.

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers or other employees.

Option Grants in Last Fiscal Year

We did not grant any stock options during the fiscal year ended April 30, 2008 and we do not have a stock option program for the benefit of directors, officers or other employees.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No stock options were exercised during the fiscal year ended April 30, 2008 and no stock options are outstanding at April 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers or other employees, and no equity awards are outstanding at April 30, 2008.

Director Compensation

We do not have a formal plan for director compensation. No director received any type of compensation from the Company for serving in such capacity for the years ended April 30, 2008 or 2007.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

We have no employment agreements with any of our employees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table summarizes certain information as of July 15, 2008 with respect to the beneficial ownership of our common stock by (1) our directors and executive officers, (2) stockholders known by us to own 5% or more of the shares of our common stock, and (3) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws, where applicable, the person named below has voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

Title of Class	Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	William J. Bosso Nortia Capital Partners, Inc. 400 Hampton View Court Alpharetta GA 30004	5,100,000 (b) (c)	15%

Common Stock	Bruce A. Hall Nortia Capital Partners, Inc. 400 Hampton View Court Alpharetta GA 30004	1,500,000 (d)	4%

Common Stock	J.P. Baron, II Nortia Capital Partners, Inc. 400 Hampton View Court Alpharetta GA 30004	500,000	1%

Common Stock	John W. Benton, III Nortia Capital Partners, Inc. 400 Hampton View Court Alpharetta GA 30004	440,000	1%

Common Stock	All officers and directors as a group (four persons)	7,540,000	21%

Common Stock	Eckerd Kirsch Verlaengerte Triebstrasse 1 Heddesheim, 68542 Germany	1,696,400	5%

Common Stock	Harrysen Mittler 16-1375 Southdown Road, #126 Mississauga, Ontario L5J 2Z1 Canada	3,553,668	10%

Common Stock	Matthew Henninger 555 West 5th Street Los Angeles, California 90013	2,898,000 (c)	8%

(a)
Under Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of July 15, 2008, the Company had 35,099,721 shares of common stock issued, issuable and outstanding

(b)	Includes 200,000 shares held by Mr. Bosso's children who live at the same address as Mr. Bosso.

(c)	Excludes 125,000 shares for Mr. Bosso and 125,000 shares for Mr. Henninger that are in the process of being cancelled.

(d)	Includes 1,500,000 shares held by BHDH Family, L.P., Mr. Hall’s family limited partnership.

We do not have any outstanding equity security plans. We currently have no outstanding options or rights outstanding.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Effective March 1, 2007, the Company entered into a one-year consulting agreement with Knight Energy Corp. (“Knight”), a related company. Pursuant to the consulting agreement, Nortia provides financial consulting services to Knight for a consulting fee of $20,000 monthly. For the year ended April 30, 2008, Knight paid Nortia $240,000 for consulting services. In March 2008, the consulting agreement was extended for one year with the same terms through March 2009. The Company’s Chief Executive Officer and Chief Financial Officer are the Chief Executive Officer and the Chief Financial Officer, respectively, and are both directors of, Knight. The Company and Knight are also parties to a voting trust agreement (“VTA”) whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of Knight’s outstanding shares.

We currently do not have a lease and we are not paying rent for one of our offices, which is located in our Chief Executive Officer’s home in Georgia. With the exception of direct out-of-pocket costs, such as long distance telephone costs, these offices are being provided to the Company free of charge. The value of the use of this office space and the related value is de minimis. Therefore, with the exception of the direct out-of-pocket expenses being reimbursed by the Company, no expense has been recorded in the consolidated financial statements for the years ended April 30, 2008 and 2007.

In April 2007, the Company entered into a consulting agreement with Eckard Kirsch (“Kirsch”), a related party. Kirsch is one of the original investors of Knight and owns approximately 5% of the outstanding shares of Knight. Additionally, Mr. Kirsch has provided consulting services for both Knight and the Company. Pursuant to the agreement, Nortia issued 1,000,000 shares of common stock to Kirsch for financial consulting services. The shares were valued at $0.52 per share, or $520,000, the closing trading price of the common stock on the date of grant. There was no specific term for the consulting agreement except that both parties can terminate by giving the other party thirty (30) days written notice and therefore the Company recorded the entire $520,000 as consulting expense on the date of grant.

As of April 30, 2008, the Company owed an employee of FIE $16,567 for expenses incurred by the employee on behalf of the Company. This amount is classified as accounts payable - related party in the accompanying unaudited consolidated financial statements.

Other than the transactions described above, we have not entered into any agreements with our officers, directors or stockholders owning five percent or more of our outstanding common stock.

Director Independence

Our common stock trades on the Pink Sheets. As such, we are not currently subject to corporate governance standards of NASDAQ or the American or New York Stock Exchange, which require, among other things, that the majority of the board of directors be independent.

We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). Under this definition, we have determined that two of our directors, Messrs Baron and Benton, currently qualify as independent directors. We do not list the “independent” definition we use on our Internet website.

Item 13. Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-KSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Nortia Capital Partners, Inc.[1]

3.2	Bylaws of Nortia Capital Partners, Inc.[1]

4.1	Specimen Stock Certificate *

10.1	Consulting Agreement by and between Nortia Capital Partners, Inc. and Knight Energy Corp. dated March 1, 2007.[3]

10.2	Voting Trust Agreement by and between Nortia Capital Partners and Knight Energy Corp. dated January 1, 2007.[3]

10.3	Consulting Agreement dated April 26, 2007 by and between Nortia Capital Partners, Inc. and Eckard Kirsch.[3]

10.4	Consulting Agreement by and between Nortia Capital Partners, Inc. and Knight Energy Corp. dated March 1, 2008.*

14	Code of Ethics[2]

21.1	Subsidiaries of Nortia Capital Partners, Inc.*

31.1	Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Exhibit Description

32.1	Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
1 Incorporated by reference to the Company’s Form 8-K filed December 8, 2004.
2 Incorporated by reference to the Company’s Form 10-K filed November 23, 2005.
3 Incorporated by reference to the Company’s Form 10-K filed on July 30, 2008.

Item 14. Principal Accountant Fees And Services

Our audit committee selected Salberg & Company, PA as the independent registered public accounting firm for the Company for the fiscal year ending April 30, 2008. Salberg & Company, PA, has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Salberg & Company, PA, in connection with statutory and regulatory filings. For the fiscal years ended April 30, 2008 and 2007, fees incurred by the Company were an aggregate of $43,000 and $39,500 respectively, for each quarterly review associated with our Form 10-QSB filings and any amendments thereto and for the annual audit of the Company’s financial statements included as part of our Form 10-KSB filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the fiscal years ended April 30, 2008 and 2007, Audit-related fees incurred by the Company were $1,100 and $800 respectively.

Tax Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance. There were no tax service fees incurred by the Company during the fiscal years ended April 30, 2008 and 2007.

All Other Fees: Other fees would include fees for products and services other than the services reported above. There were no other fees during the fiscal years ended April 30, 2008 and 2007.

The Audit Committee of our board of directors operates under a written charter adopted by our board of directors. Management is responsible for our internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Salberg & Company, PA, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the auditor’s independence.

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

The Audit Committee has reviewed the audited consolidated financial statements as of and for the years ended April 30, 2008 and 2007, and has met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee has discussed with Salberg & Company, PA, the Company’s independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors’ independence.

Based on the Audit Committee’s discussion with management and the independent registered public accounting firm, the Audit Committee’s review of the audited consolidated financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommends that the board of directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTIA CAPITAL PARTNERS, INC.

By:	/s/ William J. Bosso
William J. Bosso
Chief Executive Officer

By:	/s/ Bruce A. Hall
Bruce A. Hall
Chief Financial Officer

Date:	August 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Bosso	Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2008
William J. Bosso

/s/ Bruce A. Hall	Chief Financial Officer (Principal Financial Officer) and Director	August 13, 2008
Bruce A. Hall

	Director	August 13, 2008
J.P. Baron, II

/s/ John W. Benton, III	Director	August 13, 2008
John W. Benton

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet at April 30, 2008	F-3

Consolidated Statements of Operations for the years ended April 30, 2008 and 2007 and the period from May 1, 2006 (Inception of Development Stage) to April 30, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 30, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended April 30, 2008 and 2007 and for the period from May 1, 2006 (Inception of Development Stage) to April 30, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nortia Capital Partners, Inc. (a development stage company)

We have audited the accompanying consolidated balance sheet of Nortia Capital Partners, Inc. and Subsidiaries as of April 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended April 30, 2008 and 2007 and the period from May 1, 2006 (inception of development stage) to April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortia Capital Partners, Inc. and Subsidiaries at April 30, 2008, and the results of their operations and their cash flows for the years ended April 30, 2008 and 2007 and for the period from May 1, 2006 (inception of development stage) to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $782,640 and net cash used in operations of $281,754 for the year ended April 30, 2008. Additionally, the Company has an accumulated deficit and deficit accumulated during the development stage of $6,412,035 and $2,257,101, respectively at April 30, 2008. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
August 11, 2008

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

April 30,
2008
ASSETS
Current Assets
Cash	$11,086
Restricted cash	9,845
Accounts receivable, net of allowance for doubtful accounts of $15,545	25,515
Accounts receivable - related party	70,998
Total Current Assets	117,444

Property and Equipment, net	3,770

Investments
Available-for-sale marketable equity securities	67,323
Available-for-sale marketable equity securities - related party	972,500
Total Investments	1,039,823

Other Assets
Goodwill	522,870
Total Other Assets	522,870

Total Assets	$1,683,907

LIABILITIES
Current Liabilities
Bank overdraft liability	$7,525
Accounts payable	97,590
Accounts payable – related party	16,476
Accrued expenses	44,593
Total Current Liabilities	166,184

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, Series A, $0.001 par value, 5,000,000 shares authorized
zero shares issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized
33,117,056 and 31,414,874 shares issued and outstanding	33,117
Common stock issuable, 1,402,665 shares	1,403
Additional paid in capital	9,279,216
Accumulated deficit	(6,412,035)
Deficit accumulated during development stage	(2,257,101)
Accumulated other comprehensive income	873,123
Total Stockholders' Equity	1,517,723

Total Liabilities and Stockholders' Equity	$1,683,907

The accompanying notes are an integral part of the consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Period from
			May 1, 2006
	Year		(Inception of
	Ended		Development Stage) to
	April 30,		April 30,
	2008	2007	2008
Revenues
Third Party	$159,987	$-	$159,987
Related Party	240,000	185,000	425,000
Total Revenues	399,987	185,000	584,987

Cost of Goods
Third Party	45,384	-	45,384
Total Cost of Goods	45,384	-	45,384

Gross Profit	354,603	185,000	539,603

Operating Expenses
Contributed executive services	75,000	-	75,000
Compensation	622,424	711,867	1,334,291
General and administrative	139,447	210,615	350,062
Depreciation	1,008	837	1,845
Bad debt	25,045	-	25,045
Rent	1,400	12,254	13,654
Consulting	20,650	575,591	596,241
Professional fees	252,360	195,940	448,300
Total Operating Expenses	1,137,334	1,707,104	2,844,438

Operating Loss	(782,731)	(1,522,104)	(2,304,835)

Other Income (Expense)
Gain on sale of available for sale securities - previously impaired	-	50,000	50,000
Interest expense	-	(5,324)	(5,324)
Interest income	91	2,967	3,058
Total Other Income	91	47,643	47,734

Net Loss	$(782,640)	$(1,474,461)	$(2,257,101)

Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities - net	(375,627)	1,248,750	873,123

Total Comprehensive Loss	$(1,158,267)	$(225,711)	$(1,383,978)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.05)	$(0.07)

Weighted Average Shares	32,365,659	28,272,180	30,314,292

The accompanying notes are an integral part of the consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended April 30, 2008 and 2007

							Deficit
							Accumulated	Accumulated
			Common Stock		Additional		During	Other	Total
	Common Stock		Issuable		Paid-In	Accumulated	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Income	Equity

BALANCE AT APRIL 30, 2006	22,813,254	$22,813	4,874,855	$4,875	$6,500,828	$(6,412,035)	$-	$-	$116,480

Common stock issued from private placement - $1.10 per share	264,755	265	-	-	290,964	-	-	-	291,229
Common stock issued that was issuable	4,876,455	4,877	(4,874,855)	(4,875)	(2)	-	-	-	-
Common stock issued for revision of private placement - $.52 per share	1,960,410	1,960	-	-	(1,960)	-	-	-	-
Common stock issued for compensation	500,000	500	-	-	549,500	-	-	-	550,000
Common stock issued for consulting	1,000,000	1,000	-	-	519,000	-	-	-	520,000
Common stock issuable for conversion of accounts payable	-	-	4,545	5	4,995	-	-	-	5,000
Unrealized gain on available for sale equity securities	-	-	-	-	-	-	-	1,248,750	1,248,750
Net loss, year ended April 30, 2007	-	-	-	-	-	-	(1,474,461)	-	(1,474,461)
BALANCE AT APRIL 30, 2007	31,414,874	$31,415	4,545	$5	$7,863,325	$(6,412,035)	$(1,474,461)	$1,248,750	$1,256,999

Contributed executive services	-	-	-	-	75,000	-	-	-	75,000
Common stock issued for acquisition – 1,000,000 shares at $0.537 per share	1,000,000	1,000	-	-	535,667	-	-	-	536,667
Common stock issued for employment agreement - 200,000 shares at $0.537	200,000	200	-	-	107,133	-	-	-	107,333
Share based compensation for restricted stock grant	-	-	-	-	30,461	-	-	-	30,461
Common stock issued for compensation – 1,000,000 shares at $0.32	1,000,000	1,000	-	-	319,000	-	-	-	320,000
Common stock rescinded share agreement	(497,818)	(498)	-	-	498	-	-	-	-
Unrealized loss on available for sale securities -net	-	-	-	-	-	-	-	(375,627)	(375,627)
Common stock issuable from exercise of warrants – 1,398,120 shares at $0.25	-	-	1,398,120	1,398	348,132	-	-	-	349,530
Net loss, year ended April 30, 2008	-	-	-	-	-	-	(782,640)	-	(731,640)
BALANCE AT APRIL 30, 2008	33,117,056	$33,117	$1,402,665	$1,403	$9,279,216	$(6,412,035)	$(2,257,101)	$873,123	$1,517,723

The accompanying notes are an integral part of the consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			May 1, 2006
	Year		(Inception of
	Ended		Development Stage) to
	April 30,		April 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(782,640)	$(1,474,461)	$(2,257,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	457,793	550,000	1,007,793
Contributed services expense	75,000	-	75,000
Bad debt expense	25,045	-	25,045
Stock consulting expense	-	520,000	520,000
Gain on available-for-sale securities - previously impaired	-	(50,000)	(50,000)
Depreciation	1,008	837	1,845
Changes in operating assets and liabilities:
Increase in restricted cash	(9,845)	-	-
Increase in accounts receivable - related party	(70,998)	-	(70,998)
Increase in accounts receivable	(46,560)	-	(46,560)
Decrease in other receivable	-	54,150	54,150
Increase in bank overdraft liability	7,525	-	7,525
Increase (decrease) in accounts payable	88,234	(2,838)	85,396
Increase in accounts payable – related party	16,476	-	16,476
Decrease (increase) in deferred revenue - related party	(18,906)	18,906	-
Decrease (increase) in accrued expenses	(23,886)	64,354	40,468
Net Cash Used In Operating Activities	(281,754)	(319,052)	(590,961)

Cash Flows From Investing Activities:
Net Cash received in acquisition, net of bank overdraft assumed	(85)	-	(85)
Legal costs in acquisition of business	(16,567)	-	(16,567)
Available-for-sale securities acquired for services rendered	(39,000)	-	(39,000)
Purchase of property and equipment	(2,744)	(2,872)	(5,616)
Net Cash Used In Investing Activities	(58,396)	(2,872)	(71,113)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	349,530	-	349,530
Proceeds from sale of common stock	-	291,229	291,229
Net Cash Provided By Financing Activities	349,530	291,229	640,759

Net Increase (Decrease) in Cash	9,380	(30,695)	(21,315)
Cash at Beginning of Period	1,706	32,401	32,401
Cash at End of Period	$11,086	$1,706	$11,086

The accompanying notes are an integral part of the consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			Period from
			May 1, 2006
			(Inception of
	Years Ended		Development Stage) to
	April 30,		April 30,
	2008	2007	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Conversion of loan receivable to non-marketable equity security at cost	$-	$100,000	$100,000
Common stock issuable for conversion of accounts payable	$-	$5,000	$5,000
Net assets acquired from acquisition, net of cash acquired	$22,195	$-	$22,195
Goodwill from acquisition	$522,870	$-	$522,870
Unrealized gain (loss) on available for sale securities	$(375,627)	$1,248,750	$873,123

The accompanying notes are an integral part of the consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

1. HISTORY AND NATURE OF BUSINESS

Nature of Operations

Nortia Capital Partners, Inc. (“Nortia,” “we,” “us,” “our,” “its”, or the “Company”) is an Atlanta, Georgia based merchant banking company that provides access to capital and advisory services for management buyouts, recapitalizations and the expansion needs of emerging growth companies.

We elected to become a Business Development Company (“BDC”) in January 2005, pursuant to the provisions of the 1940 Act. The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the periods ended April 30, 2006 and 2005. Effective May 2, 2006, the Company filed a Form N-54C with the United States Securities and Exchange Commission (“SEC”) withdrawing its election to be regulated as a BDC. The Company has commenced a new business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded, as discussed further below.

History of Company Development

Nortia was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, as a “shell” company with plans to seek business partners or acquisition candidates. Due to capital constraints, however, we were unable to continue with our original business plan. In March 2001, we ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses.

During June 2003, present management was engaged to raise additional capital, and initiate business activities. During the fiscal quarter ending July 31, 2003, the business re-entered the development stage. At that time, management raised capital and commenced preparations to operate as a Business Development Company (“BDC”), intending to be regulated pursuant to certain requirements of the 1940 Act applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a definitive share Exchange Agreement with Global Life Sciences, Inc. (“Global”), a publicly traded Nevada corporation, which then changed its name to “Nortia Capital Partners, Inc.” On December 2, 2004, the Exchange Agreement was consummated. On December 3, 2004, the business was merged into the Nevada corporation with the Nevada corporation surviving. As a result of the recapitalization, we are now organized under the laws of the State of Nevada.

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

In June 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course, and with respect to which a comment letter was issued by the SEC staff to the Company. As a result, we understood we were out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. Ultimately, the Board of Directors of the Company (the “Board”) directed the Company to take immediate and substantial steps to remediate certain of the compliance failures, and the Company informed the SEC staff of these steps.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

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

On May 2, 2006, we filed form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the Act. As of that date, the Company was no longer a BDC and now intends to at all times conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, we do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. See Note 8 – Commitments and Contingencies.

New Business Model

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding or trading in investment securities to that of an operating company intending to provide merchant banking-type services to small, private companies seeking to become publicly held and traded. Specifically, we intend to identify small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, Nortia proposes to receive restricted shares of these companies’ stock.

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting. BDC financial statement presentation and accounting use the “fair value” method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value (“SFAS 115 – Accounting for Certain Investments In Debt and Equity Securities”) or historical-cost methods (“APB 18 – The Equity Method of Accounting for Investments in Common Stock”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders’ equity. In light of its limited assets, the effect of the change in method of accounting was not material. In accordance with SFAS 154 - Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, the change from a BDC to an operating company has been retrospectively applied to prior periods.

With the new business model, effective May 2, 2006, the Company has commenced a new development stage and has not generated any significant revenue to date from its new business model. Activities during the new development stage include raising capital and implementing the new business plan. The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage. As discussed below, the Company has acquired two companies, of which one is operating and generating revenues. Through April 30, 2008, the majority of revenues generated by the Company were from related party transactions. Although the Company anticipates that revenues from its new business strategy as defined previously will increase in the future, the Company is still classified as development stage as of April 30, 2008.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

On January 8, 2008, Nortia acquired Friedland Investment Events LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 shares of Nortia's common stock. The acquisitions are the first step in a strategic shift for Nortia to that of an operating company intending to provide merchant banking-type services to small, private companies seeking to become publicly held and traded. With the FIE/HOTS acquisition, Nortia will be able to offer clients a broad range of financial communications products and services.

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

2. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $782,640 and net cash used in operations of $281,754 for the year ended April 30, 2008. The Company recorded a $375,627 unrealized loss on available-for-sale securities and had a comprehensive loss of $1,158,267 for the year ended April 30, 2008. The Company has an accumulated deficit of $6,412,035 and a deficit accumulated during the development stage of $2,257,101 at April 30, 2008.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes valuation of the fair value of financial instruments, the valuation of accounts receivable, valuation of investments, valuation of goodwill, valuation of common stock and warrants issued for services or other non-cash services, valuation for common stock received for services rendered and the valuation allowance for deferred tax assets.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of Nortia Capital Partners, Inc. as of April 30, 2008, and its wholly-owned subsidiaries from acquisition as of January 8, 2008 through April 30, 2008, and all significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

In accordance with SFAS 133 – “Accounting for Derivative Instruments and Hedging Activities” and released interpretations, the identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques whichever is more practical under the circumstance. These models require assumptions not limited to the following examples: the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at April 30, 2008. The Company will adopt the provisions of SFAS 157 “Fair Value Measurements” beginning on May 1, 2008 and does not anticipate that it will have a significant impact on the Company’s consolidated financial statements.

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with SFAS 115.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in CommonStock" ("APB 18").

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the years ended April 30, 2008 and 2007, respectively.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to five years, using the straight-line method. Maintenance and repair expense are expensed as incurred. At April 30, 2008, property and equipment consisted of office and computer equipment of $2,872 and $2,743 respectively, with accumulated depreciation of $1,845. Depreciation expense for the years ended April 30, 2008 and 2007 was $1,008 and 837, respectively.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of each fiscal year. Based upon the Company’s annual review, no impairment was recognized during the year ended April 30, 2008.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost if the exercise price equaled or exceeded the fair value of the stock on the measurement date. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

In adopting SFAS 123 (R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value. The fair value for these awards is based on the grant date. There was no cumulative effect for applying SFAS 123 (R) at May 1, 2006.

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

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin (“SAB”) 104. Revenue is recognized when persuasive evidence of an arrangement exists with a fixed or determinable selling price, as services are provided and when collection is reasonably assured.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

Revenues earned during the years ended April 30, 2008 and 2007 were derived from services and recognized as the services were completed.

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss per Share of Common Stock

Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or subscribed during the period. Diluted loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive in 2008 and 2007. Therefore, diluted EPS equals basic EPS.

At April 30, 2008, there were warrants to purchase 562,290 shares respectively of the Company’s common stock which may dilute future earnings per share.

Comprehensive Loss

Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consists of an unrealized gain related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders’ equity.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements, which may apply, to the Company.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of May 1, 2007, as required.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended April 30, 2008. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended April 30, 2008 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning May 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on May 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective for the Company beginning May 1, 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants to employees as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2010. Early adoption is not permitted for these new standards.

4. ACQUISITION

On January 8, 2008, Nortia acquired from Friedland Capital, Inc. (“Seller”), the membership interest in Friedland Investment Events, LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 restricted shares of Nortia’s $0.001 par value common stock. The total purchase price was $553,234 based upon the 1,000,000 restricted shares at a share price of fifty four cents ($0.537) per share plus $16,567 of legal costs incurred for the transaction. In accordance with EITF 99-12, paragraph 4, the $0.537 per share price used for the Common Stock was reflective of an average closing price for the common stock utilizing three days immediately before the January 8, 2008 acquisition and three days immediately after publicly announcing the acquisition.

The Company accounted for the acquisitions using the purchase method of accounting under SFAS 141. The results of operations for FIE and HOTS are included in the consolidated results of operations from the acquisition date. The Company recorded goodwill for the excess of the cost over the fair value of the net assets acquired and determined that there were no intangible assets from the acquisition to allocate to under SFAS 141.

FIE, headquartered in Denver, Colorado with offices in Pennington, New Jersey, is a sponsor of financial and investment events, sponsoring events annually throughout the United States. These events include all-day conferences, luncheons, breakfasts, VIP cocktail receptions, and other special events. Most notably, the company's bi-annual Alternative Energy and Clean Tech Conference and Global Equities Conference series have developed a strong following within the investment community and among investors.

HOTS, which is also headquartered in Denver, Colorado is an Internet based marketing platform for publicly-traded companies and independent equity research providers.

The acquisitions are the first step in a strategic shift for the Company as it is expanding its services to better meet the needs of emerging companies navigating the financial marketplace. With the FIE/HOTS acquisition, the Company will be able to offer clients a broad range of financial communications products and services.

As a result of the transaction discussed above, FIE and HOTS are now 100% wholly-owned subsidiaries of Nortia. The aggregate $553,234 acquisition cost was allocated to the fair value assets acquired and liabilities assumed as follows:

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

Current assets	$30,519
Current liabilities	(155)
Goodwill	522,870

Total acquisition cost	$553,234

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

	(Unaudited)
	Year Ended
	April 30,
	2008	2007

Revenues	$719,000	$392,005
Net Loss	$(839,013)	$(1,394,217)
Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.05)

5. INVESTMENTS

The following represents information about available-for sales securities held with gain and loss positions as of April 30, 2008:

Securities in gain positions more than 12 months:	Cost	Aggregate Unrealized gains	Aggregate Fair Value
Equity securities	$66,700	$875,623	$942,323

Securities in loss positions more than 12 months:	Cost	Aggregate Unrealized losses	Aggregate Fair Value
Equity securities	$100,000	$2,500	$97,500

On September 15, 2006, the Company sold its entire 50,000 share interest in Universal Capital Management, Inc., a business development company that provides management and strategic growth resources to emerging growth companies, to an unrelated third party for a price of $50,000 and received a non interest bearing note receivable due and payable in six months. The 50,000 shares had previously been written off by the Company as an impairment loss during fiscal year 2005. Accordingly, the Company recorded the transaction as note receivable with an offset to gain on the sale of available-for-sale securities previously impaired. As a result of the sale, the financial statements for the six months ended October 31, 2006 reflected a reversal of the $200,000 unrealized gain on available for sale securities previously recorded. In November 2006, the entire $50,000 note receivable was paid in full and the note receivable was reduced to zero.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

At April 30, 2008, the Company continues to hold 2,587,983 shares of Avix Technologies, Inc. (“Avix”), a publicly held company that was impaired to a zero value in fiscal year 2004.

In July 2005, the Company announced the execution of a definitive Share Exchange Agreement by and among Holley Communications, Inc., a Delaware corporation, a newly formed wholly-owned subsidiary of the Company (the "Investment Sub"), Holley Communications Canada, Inc., a Canadian Corporation ("Holley Canada"), and us. Pursuant to the Share Exchange Agreement and subject to certain closing conditions, the Investment Sub would issue 28,500,000 shares of its common stock, equivalent to 95% of its then-issued and outstanding common stock, to Holley Canada. In exchange, Holley Canada would transfer and assign all of Holley Canada's equity interest in Holley Communications Investment, Inc., a British Virgin Islands company (“Holley Communications”), to the Investment Sub. Holley Communications is a provider of wireless communication technology application and integrated solutions in China. Specifically, it is engaged in two segments of the mobile communications business: a handset segment and a system integration segment. Its handset segment focuses on research and development, operation, distribution and retail and provides customers with handset solutions, reference design, module and handset. Its system segment focuses on voice quality enhancement system application, integration, sales and engineering services. In October 2006, the Company made the decision to terminate the definitive Share Agreement and all discussions related to a transaction have ceased.

In December 2005, the Company signed a letter of intent to provide $100,000 of funding for All American Pet, Inc., (“AAPC”), a New York corporation, with its principal office in Encino, California. AAPC produces, markets, and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately 6,000 supermarkets and grocery stores. As of April 30, 2006, the Company had funded the entire $100,000 commitment and was working on a formal agreement for the terms of the funding. Accordingly, the $100,000 was recorded as a Loan Receivable in the Financial Statements as of April 30, 2006. In May 2006, the Company formally completed an agreement related to the $100,000 of funding provided to AAPC. The agreement exchanges the $100,000 loan receivable for 750,000 common shares of AAPC, representing a non-controlling equity position of approximately 6% of AAPC as of October 31, 2006. Additionally, the Company received 500,000 warrants to purchase AAPC shares at $0.50 per share. As a result of the agreement, the Company’s Loan Receivable position of $100,000 as of April 30, 2006 was converted to an investment in common shares of AAPC.

On February 5, 2007, AAPC announced that its SB-2 registration statement filed with the SEC had become effective and AAPC completed the filing of a 15c-211 registration with the NASD to begin trading over-the-counter. However, there has been minimal trading in the AAPC stock through the date of these consolidated financial statements. Based upon the illiquid nature of the investment, the Company determined that these securities are more appropriately classified as a long-term asset. The AAPC closing stock price on April 30, 2008 was $0.13 per share or a valuation of $97,500 for the 750,000 shares owned by the Company. In accordance with SFAS 115, the Company has valued the investment at $97,500 and is classified as available for sale equity securities – related parties at fair value in the accompanying consolidated financial statements at April 30, 2008. As a result of the valuation, the Company recorded a $2,500 unrealized loss on available for sale equity securities for the adjustment in the valuation from $100,000 to $97,500 as discussed above.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

In March 2006, the Company acquired 1,250,000 shares, representing a non-controlling equity position of approximately five percent (5%) of the common shares outstanding of Knight Energy Corp. (“Knight”) for a purchase price of $1,250. The Company’s CEO and CFO are also the CEO and CFO of Knight, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying financial statements. Based upon the illiquid nature of the investment, the Company determined that these securities are more appropriately classified as a long-term asset. Knight is a holding company that operates and develops energy related businesses and assets. In March of 2006, Knight acquired a 75% equity interest in an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that includes four producing natural gas wells. Stephens County has been a successful producer of oil and gas over the last fifty years. Subsequently, Knight acquired the remaining 25% interest and now owns 100% of the independent oil and gas services company. Knight also owns and operates its own drilling rig that will be used to drill additional wells on the current leased property as well as other potential properties that Knight is reviewing for consideration. Knight is currently reviewing further acquisitions and investments in the oil and gas industry as well as other energy related businesses and assets.

Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. In March 2006, Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. The Company evaluated the warrants in accordance with Statement of Financial Accounting Standards No. 123 “FASB 123” and utilized the Black Scholes method to determine valuation. As a result of its evaluation, no value was assigned to the warrants as the exercise price was significantly greater than the fair value of the warrants, resulting in a fair value of zero under the Black-Scholes method. See Note 9 - Related Party Transactions. Knight’s securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC".

During 2006, in accordance with APB 18, the Company had classified the investment in Knight at cost or $1,250 due to a lack of an active trading market. During 2007, Knight initiated a private placement offering of its securities to accredited investors at $1.00 per share and the offering was still outstanding as of April 30, 2007. In accordance with SFAS 115, the Company utilized the $1.00 per share valuation since the offering shares and the shares held by the Company were both restricted shares and the 1,250,000 shares were valued at $1,250,000 and classified as an available-for-sale marketable equity securities- related parties at fair value as of April 30, 2007. As a result of the valuation, the Company recorded a $1,248,750 unrealized gain on available for sale equity securities in the stockholders’ equity section of the consolidated financial statements as of April 30, 2007.

The Knight closing stock price on April 30, 2008 was $0.70 per share or a valuation of $875,000 for the 1,250,000 shares owned by the Company and in accordance with SFAS 115, the Company has valued the investment at $875,000 and is classified as available for sale marketable equity securities – related parties at fair value in the accompanying consolidated financial statements at April 30, 2008. As a result of the valuation, the Company recorded a $375,000 unrealized loss on available for sale equity securities in the stockholders equity section of the consolidated financial statements as of April 30, 2008.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

As a result of the acquisition of FIE and HOTS (See Note 4 – Acquisition), the Company acquired certain common stock investments in companies for services provided by FIE. Additionally, since the acquisition, FIE has performed services and received compensation in the form of common stock from certain companies. At April 30, 2008, the Company had $65,450 of historical cost for stock certificates held related to ten companies that FIE provided services for. In accordance with SFAS 115, the Company performed an evaluation and utilized the closing stock price for the common stock held as of April 30, 2008. The Company evaluated the common stock held and determined that the market value was $67,323 and this amount is recorded as available for sale equity securities in the accompanying consolidated financial statements as of April 30, 2008. As a result of the valuation, the Company recorded a $1,873 unrealized gain on available for sale equity securities in the stockholders’ equity section of the consolidated financial statements at April 30, 2008.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at April 30, 2008.

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 33,117,056 were issued and outstanding at April 30, 2008.

The holders of the Company’s common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, we have 1,402,665 shares that are issuable and outstanding at April 30, 2008. Including issuable shares, we have 34,519,721 shares issuable, issued and outstanding as of April 30, 2008.

Common Stock and Common Stock Issuable

During the year ended April 30, 2008, the Company issued certain shares of common stock that were previously classified as issuable.

In April 2005, the Company initiated a private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share (“Unit”). Each Unit consisted of one share of the Company’s $0.001 par value common stock and one two-year warrant to purchase the Company’s common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective January 16, 2006, the offering was terminated and in total, the Company received $1,315,770 of proceeds from the issuance of the Units ($86,350 and $1,229,420 in fiscal years 2005 and 2006, respectively), representing 1,196,155 shares of common stock and 1,196,155 two-year warrants to purchase common stock at $2.00 per share.

In January 2006, the Company initiated a new private placement offering for the issuance of up to 1,000,000 units at an offering price of $1.10 per share (“Unit”). Each Unit consisted of one share of the Company’s $0.001 par value common stock and one two-year warrant to purchase the Company’s common stock at an exercise price of $2.00 per share. The offering included an option for an over-allotment of up to 200,000 units or a maximum issuance of 1,200,000 units. Effective March 12, 2007, the January 2006 Private Placement Offering was terminated and in total, the Company received $840,679 of proceeds from the issuance of the Units ($549,450 and $291,229 in fiscal years 2006 and 2007, respectively), representing 764,255 shares of common stock and 764,255 two-year warrants to purchase common stock at $2.00 per share.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

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

On March 12, 2007, the Board of Directors approved a revision of the terms for both of the Private Placement Offerings previously discussed. Originally, each Unit consisted of one share of the Company’s $0.001 par value common stock and one two-year warrant to purchase the Company’s common stock at an exercise price of $2.00 per share. The revision provides each investor with one additional share of the Company’s $0.001 par value common stock. Additionally, the revision resets the exercise price for the two-year warrants from $2.00 per share to $0.25 per share. As a result of the revision, the Company issued an additional 1,960,410 shares of common stock to the Private Placement Offering investors and adjusted the warrant exercise price for 1,960,410 two-year warrants from $2.00 to $0.25 per share.

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

In August 2006, the Company granted 500,000 shares of common stock to the new Chief Financial Officer of the Company. Since the Company was in the process of a Private Placement Offering as discussed above, the shares were valued at the Private Placement offering price of $1.10 per share or $550,000 and recorded as compensation in accompanying consolidated financial statements.

In October 2006, the Company verbally agreed to convert a $5,000 accounts payable balance for previous third party legal services into common stock of the Company. The conversion was valued at $1.10 per share, the Private Placement offering price discussed above or a conversion into 4,545 shares of common stock. However, as of the date of these consolidated financial statements, the written agreement for the conversion has not been executed by the third party and is recorded as common stock issuable as of April 30, 2007. The Company believes that the third party will execute the agreement in the near future.

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

Effective January 8, 2008, the Company issued 1,000,000 shares of its common stock valued at fifty four cents ($.537) per share or $536,667 for the acquisition of FIE and HOTS as described further in Note 4 – Acquisition. In accordance with EITF 99-12, paragraph 4, the $0.537 per share price used for the Common Stock was reflective of an average closing price for the common stock utilizing three days immediately before the acquisition of January 8, 2008 and three days immediately after announcing the acquisition to the public.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

Effective January 8, 2008, the Company issued 500,000 shares of its common stock at $.537 per share or $268,334 for an employment agreement related to the acquisition discussed previously for an employee of the acquired company. The $.537 per share price utilized was the same price for the acquisition. Of the 500,000 shares, 200,000 were vested immediately and the remaining 300,000 shares cliff vest 100,000 shares on each December 31, 2008, 2009 and 2010. In accordance with SFAS 123(R), the Company recorded $107,333 of stock compensation expense for the issuance of the 200,000 shares that were vested immediately. The remaining 300,000 shares held in escrow were not recorded and are being amortized beginning February 1, 2008 to stock compensation expense over the vesting period. For the period February 1, 2008 to April 30, 2008, $30,461 of stock compensation expense was recorded for amortization of the shares over the vesting period.

Between December 28, 2007 and March 21, 2008, the Company received $349,530 of net proceeds from the exercise of 1,398,120 warrants at an exercise price of $.25 per share.

Effective January 14, 2008, the Company approved the issuance of 1,000,000 shares of common stock to the Chief Financial Officer for services performed. The value per share was $.32 per share or $320,000 and was recorded as stock compensation expense. The $.32 per share was based upon the closing stock price on January 14, 2008, the grant date.

At April 30, 2008, the Company’s transfer agent cancelled common shares that were returnable to the Company under a prior mutual rescission agreement that were restricted as to transfer by the transfer agent and were properly never included by the Company in outstanding shares reported. The mutual rescission agreement was a component of a December 2004 transaction. As a result of an analysis performed by the Company and the transfer agent, the previous transfer agent for the Company made certain miscalculations in the amount of common stock that should have been included in the mutual rescission agreement. As a result, the transfer agent cancelled an additional 497,818 shares of common stock to correct the miscalculation which resulted in a reduction of the shares outstanding per the Company’s records. The Company recorded the offset to the common stock cancelled to additional paid in capital at $0.001 per share, the par value of the common stock, or a total of $498.

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

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

The following table summarizes activity related to warrants issued under the private placements during the years ended April 30, 2008 and 2007:

	Number of Warrants	Weighted Average Exercise Price
Balance at April 30, 2006	1,695,655	$0.25
Granted	264,755	0.25
Exercised	-	-
Forfeited	-	-
Balance at April 30, 2007	1,960,410	$0.25

Granted	-	0.25
Exercised	(1,398,120)	0.25
Forfeited	-	-
Balance at April 30, 2008	562,290	$0.25

At April 30, 2008, the terms of exercisable warrants to purchase our common stock are summarized below:

Range of Exercise Prices	Number Outstanding at April 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2008	Weighted Average Exercise Price
$0.25	562,290	0.86 years	$0.25	562,290	$0.25

Between December 28, 2007 and March 21, 2008, the Company received $349,530 of net proceeds from the exercise of 1,398,120 warrants at an exercise price of $.25 per share. The exercise of the warrants was comprised of all 1,196,155 warrants with an expiration date of January 16, 2008 and 201,965 warrants out of 764,255 warrants with an expiration date of March 12, 2009.

As of April 30, 2008, the Company has 562,290 warrants outstanding that have a two-year exercise period and expire on March 12, 2009.

7. INCOME TAXES

There was no income tax for the years ended April 30, 2008 or 2007 due to the Company’s net loss. The Company’s tax expense differs from the “expected” tax expense for the years ended April 30, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2008	2007
Computed “expected” tax benefit	$(266,098)	$(501,317)
Stock based issuances	181,150	363,800
Goodwill	(3,951)	-
Change in valuation allowance	88,899	137,517
Income tax expense	$-	$-

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at April 30, 2008 are as follows:

Deferred tax assets:
Net operating loss carryforward	$1,110,574
Total deferred tax assets	1,110,574
Valuation allowance	(1,110,574)
Net deferred tax asset	$-

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $88,899 for the year ended April 30, 2008 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $3,266,393 and expire in years through 2028. The Company’s federal tax returns for 2005 and beyond remain subject to examination by the internal revenue service.

8. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On April 21, 2005, Mirador Consulting, Inc. (“Mirador”) filed a Complaint against Nortia Capital Partners, a Florida corporation and predecessor to us, in the County Court (“County Court Litigation”) in and for Palm Beach County, Florida. Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004. Pursuant to the terms of that agreement, Mirador received shares in our Company. On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist. Subsequently, the Company has filed a number of motions to dismiss and/or strike Mirador’s filing of amended defenses and claims. On June 29, 2006, Mirador filed a Motion for Declaratory Judgment and Motion for Judgment on the Pleadings that sought final resolution to the Company’s claims in Mirador’s favor. In order to address any alleged deficiencies in its claims, the Company filed a Motion for Leave Amended Complaint on January 22, 2007. The Court granted that Motion on January 29, 2007. On February 8, 2007, Mirador filed a Motion to Dismiss the Company’s complaint with prejudice and this motion remains pending. On March 20, 2007, the Company served Mirador with discovery requests and Mirador’s responses have not been received and are overdue.

The Company intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our filings.

In May 2008, Matthew T. Henninger (“Henninger”), a former officer and director of the Company, filed a civil action claim in the Superior Court of Fulton County, State of Georgia against the Company, William Bosso, our Chief Executive Officer and director and Knight Energy Corp. Additionally, Robin Smith (“Smith”) filed a civil claim in the State of New York against the Company. Henninger held certain shares of the Company’s common stock that were pledged to Smith and upon a default of the pledge, the shares were surrendered to Smith. Smith attempted to have the certificates transferred to their name but was denied by the Company’s transfer agent per instruction of the Company. Henninger and Smith have filed their claims to require the Company’s transfer agent to transfer the shares in the name of Henninger to Smith.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

The Company strongly disagrees with the claims and responded to the courts by providing evidence that Henninger had breached a contract made with the Company whereby Henninger would sell his common stock to a third party for a purchase price of $200,000. The Company has asked the court enter a judgment against Henninger in favor of the Company such that Henninger would sell his shares to the third party for $200,000 per the contract.

The Company has and intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to the claims, for the reasons set forth in our filings.

Due to the nature of the Company’s business, the Company may be at risk of being classified as an investment company under the 1940 Act. Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $875,000 in the accompanying financial statements as of April 30, 2008. However, in March 2007, the Company entered into a voting trust agreement (“VTA”) whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares. As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not “investment securities” as defined by the 1940 Act. However, if the SEC disagrees with the Company’s position on the Knight securities, it may be subject to potential enforcement action by the SEC to additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company’s common stock. Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at April 30, 2008.

Effective February 18, 2008, the Company commenced a sublease for Nortia’s office in New York, New York. The sublease term is through April 29, 2009 with base rent monthly payments of $3,282 for year 1 and $3,382 thereafter through the expiration date of April 29, 2009. Additionally, the Company must pay its share of pro-rata operating expenses. The Company paid a security deposit of $9,846 for the sublease through a letter of credit secured by a financial institution certificate of deposit (“CD”) and the CD is classified as restricted cash in the accompanying consolidated financial statements at April 30, 2008.

Rental expense charged to operations under operating leases for the years ended April 30, 2008 and 2007 was $1,400 and $12,254, respectively.

The future minimum lease payments for the non-cancelable operating lease are as follows:

Year ended April 30:	Amount
2009	$42,766
2010	-
2011	-
2012	-
Thereafter	-
Total	$42,766

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

9. RELATED PARTY TRANSACTIONS

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

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. (“Knight”) for a purchase price of $1,250. Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. In March 2006, Nortia received 1,250,000 warrants to purchase Knight common shares with an exercise price of $.50, as well as 1,250,000 warrants to purchase Knight common shares with an exercise price of $1.00. Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company’s CEO and CFO are also the CEO and CFO of Knight (see Note 5 – Investments).

Effective March 2007, Nortia and Knight executed a one year consulting agreement whereby Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. Effective March 2008, Nortia and Knight renewed the agreement for one year through March 2009. For the year ended April 30, 2008, the Company recorded $240,000 of consulting revenue from Knight. Additionally, as of April 30, 2008, the Company had $70,998 of accounts receivable from Knight and is classified as accounts receivable – related party in the accompanying consolidated financial statements.

In April 2007, the Company entered into a consulting agreement with Eckard Kirsch (“Kirsch”), a related party. Kirsch is one of the original investors of Knight and owns approximately 5% of the outstanding shares of Knight. Additionally, Mr. Kirsch has provided consulting services for both Knight and the Company. Pursuant to the agreement, Nortia issued 1,000,000 shares of common stock to Kirsch for financial consulting services. The shares were valued at $0.52 per share or $520,000, the closing trading price of the common stock on the date of grant. There was no specific term for the consulting agreement except that both parties can terminate by giving the other party thirty (30) days written notice and therefore the Company recorded the entire $520,000 as consulting expense on the date of grant.

As of April 30, 2008, the Company owed an employee of FIE $16,567 for expenses incurred by the employee on behalf of the Company. This amount is classified as accounts payable – related party in the accompanying unaudited consolidated financial statements.

10. CONCENTRATIONS

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded the federally insured limit of $100,000.

Nortia Capital Partners, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

The Company has received cash proceeds from two private placements and the exercise of warrants related to the two private placements. From April 2005 through March 12, 2007, the Company received $2,156,449 of proceeds from the issuance of the Units ($86,350, $1,778,870 and $291,229 in fiscal years 2005, 2006 and 2007, respectively), representing 1,960,410 shares of common stock and 1,960,410 two-year warrants to purchase common stock. Additionally, between December 28, 2007 and March 21, 2008, the Company received $349,530 of net proceeds from the exercise of 1,398,120 warrants at an exercise price of $.25 per share. The exercise of the warrants was comprised of all 1,196,155 warrants with an expiration date of January 16, 2008 and 201,966 warrants out of 764,255 warrants with an expiration date of March 12, 2009. The majority of these proceeds were from investors located in Europe (see Note 6 – Stockholders’ Equity).

Approximately 60% of revenues during 2008 were derived from Knight, a related party. Additionally, accounts receivable – related party is $70,998 at April 30, 2008 and is derived 100% from Knight. This represents approximately 74% of total receivables (see Note 9 – Related Party Transactions).