Form 10-Q
period 2008-07-31
NORTIA CAPITAL PARTNERS, INC.
filed 2008-09-12
CIK 1089773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

0-26843

 (Commission File Number)

Nortia Capital Partners, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	90-0254041
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

400 Hampton View Court, Alpharetta, GA 30004

(Address of principal executive offices including zip code)

(770) 777-6795

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No   X

As of September 12, 2008, we had 34,519,721 shares of our common stock issued, issuable and outstanding.

Nortia Capital Partners, Inc. and Subsidiaries

Form 10-Q Index

July 31, 2008

PART I

FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

Nortia Capital Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS
	(Unaudited)
	July 31,	April 30,
	2008	2008
Current Assets
Cash	$18,488	$11,086
Restricted cash	9,845	9,845
Accounts receivable, net of allowance for doubtful accounts of $20,788	48,714	25,515
Accounts receivable - related party	46,997	70,998
Total Current Assets	124,044	117,444

Property and Equipment, net	3,236	3,770

Investments
Available-for-sale marketable equity securities	271,845	67,323
Available-for-sale marketable equity securities - related party	1,885,000	972,500
Total Investments	2,156,845	1,039,823

Other Assets
Goodwill	522,870	522,870
Total Other Assets	522,870	522,870

Total Assets	$2,806,995	$1,683,907

LIABILITIES
Current Liabilities
Bank overdraft liability	$-	$7,525
Accounts payable	97,027	97,590
Accounts payable - related party	18,500	16,476
Deferred revenue	204,727	-
Accrued expenses	106,102	44,593
Total Current Liabilities	426,356	166,184

Commitments and Contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value, 5,000,000 shares authorized
zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized
33,147,056 and 33,117,056 shares issued and outstanding	33,147	33,117
Common stock issuable, 1,372,665 and 1,402,665 shares	1,373	1,403
Additional paid in capital	9,331,185	9,279,216
Accumulated deficit	(8,757,711)	(8,669,136)
Accumulated other comprehensive income	1,772,645	873,123
Total Stockholders' Equity	2,380,639	1,517,723

Total Liabilities and Stockholders' Equity	$2,806,995	$1,683,907

See accompanying notes to unaudited consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 31,
	2008	2007
Revenue
Third Party	$128,028	$-
Related Party	60,000	60,000
Total Revenues	188,028	60,000

Cost of Goods
Third Party	21,051	-
Total Cost of Goods	21,051	-

Gross Profit	166,977	60,000

Operating Expenses
Contributed executive services	25,000	25,000
Compensation	87,838	-
General and administrative	41,179	20,381
Depreciation	534	241
Bad debt	5,292	-
Rent	9,564	-
Consulting	4,500	4,500
Professional fees	81,645	23,571
Total Operating Expenses	255,552	73,693

Operating Loss	(88,575)	(13,693)

Other Income
Interest income	-	43
Total Other Income	-	43

Net Loss	$(88,575)	$(13,650)

Comprehensive Income (Loss)
Unrealized gain on available for sale securities - net	899,522	-
Total Comprehensive Income (loss)	$810,947	$(13,650)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares	34,519,721	31,419,419

See accompanying notes to unaudited consolidated financial statements

Nortia Capital Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July 31,
	2008	2007

Cash Flows From Operating Activities:	$(88,575)	$(13,650)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	26,969	-
Contributed services expense	25,000	25,000
Bad debt expense	5,292	-
Depreciation	534	241
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	24,001	-
Increase in accounts receivable	(28,491)	-
Increase in bank overdraft liability	(7,525)	-
Increase (decrease) in accounts payable	(563)	32,229
Increase in accounts payable - related party	2,024	-
Decrease (increase) in deferred revenue - related party	(12,773)	24,500
Decrease (increase) in accrued expenses	61,509	(68,480)
Net Cash Provided By (Used In) Operating Activities	7,402	(160)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	7,402	(160)
Cash at Beginning of Period	11,086	1,706
Cash at End of Period	$18,488	$1,546

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Unrealized gain on available-for-sale securities	$899,522	-
Client stock given for deferred revenue	$217,500	-

See accompanying notes to unaudited consolidated financial statements

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

1.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended April 30, 2008 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2008.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

2.

HISTORY AND NATURE OF BUSINESS

Nortia Capital Partners, Inc. (“Nortia,” “we,” “us,” “our,” “its”, or the “Company”) is an Atlanta, Georgia based merchant banking company that provides access to capital and advisory services for management buyouts, recapitalizations and the expansion needs of emerging growth companies.

We elected to become a Business Development Company (“BDC”) in January 2005 pursuant to the provisions of the Investment Company Act of 1940 (the “1940 Act”).  The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the periods ended April 30, 2006 and 2005.  Effective May 2, 2006, the Company filed a Form N-54C with the United States Securities and Exchange Commission (“SEC”) withdrawing its election to be regulated as a BDC.  The Company has commenced a new business model whereby it provides merchant banking-type services to small, private companies seeking to become publicly held and traded, as discussed further below.

History of Company Development

Nortia was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, with plans to seek business partners or acquisition candidates.  Due to capital constraints, however, we were unable to continue with our original business plan.  In March 2001, we ceased our business activities and became dormant through May 2003, whereby we incurred only minimal administrative expenses.

During June 2003, present management was engaged to raise additional capital and initiate business activities.  During the fiscal quarter ended July 31, 2003, the business re-entered the development stage.  At that time, management raised capital and commenced preparations to operate as a BDC, intending to be regulated pursuant to certain requirements of the 1940 Act applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a definitive stock exchange agreement with Global Life Sciences, Inc. (“Global”), a publicly traded Nevada corporation, which then changed its name to “Nortia Capital Partners, Inc.”  On December 2, 2004, the stock exchange agreement was consummated.  On December 3, 2004, the business was merged into the Nevada corporation with the Nevada corporation surviving.  As a result of the recapitalization, we are now organized under the laws of the State of Nevada.

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

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

Accordingly, after careful consideration and assessment of the 1940 Act requirements applicable to BDCs, the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs, and potential alternative business models, the Board determined that continuation as a BDC was not in the best interests of the Company and its shareholders.  On February 10, 2006, upon the recommendation of the Board, a majority of the then-outstanding shares voted to approve withdrawal of our election as a BDC.

On May 2, 2006, we filed form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the 1940 Act.  As of that date, the Company was no longer a BDC and now intends to at all times conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, we do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in such a manner that it will not own or propose to acquire investment securities that would have a value exceeding 40 percent of the Company's total assets at any one time. See Note 7 – Commitments and Contingencies.

New Business Model

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding or trading in investment securities to that of an operating company intending to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded.  Specifically, we intend to identify micro-cap publicly traded companies and small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors.  As compensation for these services, Nortia proposes to receive restricted shares of these companies’ stock.

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting.  BDC financial statement presentation and accounting use the “fair value” method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value (“SFAS 115 – Accounting for Certain Investments In Debt and Equity Securities”) or historical-cost methods (“APB 18 – The Equity Method of Accounting for Investments in Common Stock”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders’ equity.  In light of the Company’s limited assets, the effect of the change in method of

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

accounting was not material. In accordance with SFAS 154 - Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, the change from a BDC to an operating company has been retrospectively applied to prior periods.

With the new business model, effective May 2, 2006, the Company commenced a new development stage and through April 30, 2008, the Company had not generated any significant revenue from its new business model.  Through April 30, 2008, the majority of revenues generated by the Company were from related party transactions.  Activities during this new development stage period include raising capital and implementing the new business plan. The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.  As discussed below, the Company has acquired two companies, of which one is operating and generating revenues.

On January 8, 2008, Nortia acquired Friedland Investment Events LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 shares of Nortia's common stock.  The acquisitions are the first step in a strategic shift for Nortia to that of an operating company intending to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded.  With the FIE/HOTS acquisition, Nortia will be able to offer clients a broad range of financial communications products and services.

As a result of owning FIE and HOTS, the Company generated $128,028 of revenue during the three-month period ended July 31, 2008.  Additionally, the Company anticipates that the revenue from these acquisitions will increase in the future and has determined that the Company is no longer in the development stage.  As a result, effective May 1, 2008, the Company is no longer classified as a development stage company.

FIE is one of the largest sponsors of financial and investment events, sponsoring events annually throughout the United States. These events include all-day conferences, luncheons, breakfasts, VIP cocktail receptions, and other special events. Most notably, FIE's bi-annual Alternative Energy and Clean Tech Conference and its Global Equities Conference series have developed a strong following within the investment community and among investors.

HOTS is an Internet-based marketing platform for publicly-traded companies and independent equity research providers.

3.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $88,575 and net cash provided by operating activities of $7,402 for the three months ended July 31, 2008.  The Company recorded an $899,522 unrealized gain on available-for-sale securities and had a comprehensive income of $810,947 for the three months ended July 31, 2008.  The Company has an accumulated deficit of $8,757,711 at July 31, 2008.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its new business model, to raise capital through obtaining additional debt or selling additional securities, and to generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We plan on generating revenues from our new business model by providing merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

and traded. Specifically, the Company intends to identify micro-cap publicly traded companies and small, private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, the Company proposes to receive shares of the companies, which we expect will then be registered in their initial public offerings.

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”), our management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include valuation of the fair value of financial instruments, the valuation of accounts receivable, valuation of investments, valuation of goodwill, valuation of common stock and warrants issued for services or other non-cash services, valuation for common stock received for services rendered and the valuation allowance for deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of Nortia Capital Partners, Inc. and its wholly-owned subsidiaries as of July 31, 2008.  All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the fiscal 2008 financial statements have been reclassified to conform to the fiscal 2009 presentation.

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

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at July 31, 2008. The Company adopted the provisions of SFAS 157 “Fair Value Measurements” on May 1, 2008 and does not anticipate that it will have a significant impact on the Company’s consolidated financial statements.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.  The Company recorded no impairment charges for securities during the three months ended July 31, 2008.

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to five years, using the straight-line method.  Maintenance and repair expense are expensed as incurred.  At July 31, 2008 and 2007, property and equipment consisted of office and computer equipment of $5,615 and $2,872 respectively, with accumulated depreciation of $2,379 and $2,075, respectively.  Depreciation expense for the three months ended July 31, 2008 and 2007 was $534 and $241, respectively.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired.  Business combinations can also result in other intangible assets being recognized.  Amortization of intangible assets, if applicable, occurs over their estimated useful lives.  Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of each fiscal year and interim reviews if impairment indicators are present.  Based upon the Company’s interim review, no impairment was recognized during the three months ended July 31, 2008.

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

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

Revenues earned during the three months ended July 31, 2008 and 2007 were derived from services and recognized as the services were completed.

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

At July 31, 2008, there were warrants to purchase 562,290 shares respectively of the Company’s common stock which may dilute future earnings per share.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive items.  Other comprehensive items for the Company consists of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders’ equity.

5.

INVESTMENTS

The following represents information about available-for sales securities held with gain and loss positions as of July 31, 2008:

Securities in gain positions more than 12 months:	Cost	Aggregate Unrealized gains	Aggregate Fair Value
Equity securities	$1,250	$1,861,250	$1,862,500

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

Securities in loss positions more than 12 months:	Cost	Aggregate Unrealized losses	Aggregate Fair Value
Equity securities	$382,950	$88,605	$294,345

The Company holds 750,000, representing a non-controlling equity position, of the common shares of All American Pet, Inc., (“AAPC”), a New York corporation, with its principal office in Encino, California. AAPC produces, markets, and sells super premium dog food primarily through supermarkets and grocery stores and has secured commitments to distribute its products through approximately 6,000 supermarkets and grocery stores.  Nortia’s CEO and CFO were previously significantly involved in AAPC, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying unaudited consolidated financial statements.  The AAPC closing stock price on July 31, 2008 was $0.03 per share or a valuation of $22,500 for the 750,000 shares owned by the Company.  In accordance with SFAS 115, the Company has valued the investment at $22,500.  This investment is classified as available for sale equity securities – related parties at fair value in the accompanying unaudited consolidated financial statements at July 31, 2008.  As a result of the valuation, during the three months ended July 31, 2008, the Company recorded a $75,000 unrealized loss on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $77,500 unrealized loss on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $100,000 of historical cost to the $22,500 fair value at July 31, 2008.

The Company holds 1,250,000 shares, representing a non-controlling equity position, of the common shares of Knight Energy Corp. (“Knight”), which it acquired for a purchase price of $1,250.  Knight is a holding company that operates and develops energy-related businesses and assets. Nortia’s CEO and CFO are also the CEO and CFO of Knight, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying unaudited consolidated financial statements.  Knight’s securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC". Nortia has agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. In March 2006, Nortia received warrants to purchase 1,250,000 Knight common shares with an exercise price of $.50, as well as warrants to purchase 1,250,000 Knight common shares with an exercise price of $1.00.

The Knight closing stock price on July 31, 2008 was $1.49 per share.  In accordance with SFAS 115, the Company has valued the investment at $1,862,500, which is equal to the stock price of $1.49 per share.  This investment is classified as available for sale marketable equity securities – related parties at fair value in the accompanying unaudited consolidated financial statements at July 31, 2008.  As a result of the valuation, during the three months ended July 31, 2008, the Company recorded a $987,500 unrealized gain on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $1,861,250 unrealized gain on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $1,250 of historical cost to the $1,862,500 fair value at July 31, 2008.

Through its wholly-owned subsidiary Friedland Investment Events LLC (“FIE”), the Company holds certain common stock investments in companies for services provided by FIE.  At July 31, 2008, the Company had $282,950 of historical cost for stock certificates held related to companies that FIE provided services for.  In accordance with SFAS 115, the Company performed an evaluation and utilized the closing stock price for the

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

common stock held as of July 31, 2008.  The Company evaluated the common stock held and determined that the market value was $271,845.  This amount is recorded as available for sale equity securities in the accompanying unaudited consolidated financial statements as of July 31, 2008.  As a result of the valuation, during the three months ended July 31, 2008, the Company recorded a $12,978 unrealized loss on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded an $11,105 unrealized loss on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $282,950 of historical cost to the $271,845 fair value at July 31, 2008.

6.

STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at July 31, 2008.

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 33,147,056 were issued and outstanding at July 31, 2008.  Additionally, we have 1,372,665 shares that are issuable and outstanding at July 31, 2008.  Including issuable shares, we have 34,519,721 shares issuable, issued and outstanding as of July 31, 2008.

The holders of the Company’s common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

Common Stock and Common Stock Issuable

During the three months ended July 31, 2008, the Company issued 30,000 shares of common stock that were previously classified as issuable.

Effective January 8, 2008, the Company issued 500,000 shares of its common stock at $.537 per share or $268,334 for an employment agreement related to the acquisition discussed previously for an employee of the acquired company.  The $.537 per share price utilized was the same as the price for the acquisition.  Of the 500,000 shares, 200,000 vested immediately and the remaining 300,000 shares cliff vest 100,000 shares on December 31 of each of 2008, 2009 and 2010.  In accordance with SFAS 123(R), the Company recorded $107,333 of stock compensation expense for the issuance of the 200,000 shares that vested immediately.  The remaining 300,000 shares held in escrow were not recorded and are being amortized beginning February 1, 2008 to stock compensation expense over the vesting period.  At April 30, 2008, $30,461 of stock compensation expense was recorded for amortization of the shares over the vesting period. For the three months ended July 31, 2008, $26,969 of stock compensation expense was recorded for amortization of the shares over the vesting period.

Warrants

The following table summarizes activity related to warrants issued under the private placements during the three months ended July 31, 2008:

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

	Number of Warrants	Weighted Average Exercise Price
Balance at April 30, 2008	562,290	$0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at July 31, 2008	562,290	$0.25

At July 31, 2008, the terms of exercisable warrants to purchase our common stock are summarized below:

Range of Exercise Prices	Number Outstanding at July 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2008	Weighted Average Exercise Price
$0.25	562,290	0.61 years	$0.25	562,290	$0.25

As of July 31, 2008, the Company has 562,290 warrants outstanding that have a two-year exercise period and expire on March 12, 2009.

7.

COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On April 21, 2005, Mirador Consulting, Inc. (“Mirador”) filed a Complaint against Nortia Capital Partners, Inc. a Florida corporation and predecessor to us, in the County Court (“County Court Litigation”) in and for Palm Beach County, Florida.  Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004.  Pursuant to the terms of that agreement, Mirador received shares in our Company.  On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist.  Subsequently, the Company has filed a number of motions to dismiss and/or strike Mirador’s filing of amended defenses and claims. On June 29, 2006, Mirador filed a Motion for Declaratory Judgment and Motion for Judgment on the Pleadings that sought final resolution to the Company’s claims in Mirador’s favor. In order to address any alleged deficiencies in its claims, the Company filed a Motion for Leave To File Amended Complaint on January 22, 2007. The Court granted that Motion on January 29, 2007.  On February 8, 2007, Mirador filed a Motion to Dismiss the Company’s complaint with prejudice and this motion remains pending.  On March 20, 2007, the Company served Mirador with discovery requests and Mirador’s responses have not been received and are overdue.

The Company intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit. We also believe that the Company and all named third-party defendants have meritorious defenses to Mirador's Counterclaims, for the reasons set forth in our filings.

In May 2008, Matthew T. Henninger (“Henninger”), a former officer and director of the Company, filed a civil action claim in the Superior Court of Fulton County, State of Georgia against the Company, William Bosso,

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

our Chief Executive Officer and director, and Knight Energy Corp.  Mr. Bosso is also the chief executive officer and a director of Knight Energy Corp.  Additionally, Robin Smith (“Smith”) filed a civil claim in the State of New York against the Company.  Henninger held certain shares of the Company’s common stock that were pledged to Smith and upon a default of the pledge, the shares were surrendered to Smith.  Smith attempted to have the certificates transferred to her name but was denied by the Company’s transfer agent per instruction of the Company.  Henninger and Smith have filed their claims to require the Company’s transfer agent to transfer the shares in the name of Henninger to Smith.

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

Due to the nature of the Company’s business, the Company may be at risk of being classified as an investment company under the 1940 Act.  Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $1,862,500 in the accompanying financial statements as of July 31, 2008.  However, in March 2007, the Company entered into a voting trust agreement (“VTA”) whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares.  As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not “investment securities” as defined by the 1940 Act.  However, if the SEC disagrees with the Company’s position on the Knight securities, it may be subject to potential enforcement action by the SEC for additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company’s common stock.  Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at July 31, 2008.

Effective February 18, 2008, the Company entered into a sublease for its office in New York, New York.  The sublease term is through April 29, 2009 with base rent monthly payments of $3,282 for year 1 and $3,382 thereafter through the expiration date of April 29, 2009.  Additionally, the Company must pay its share of pro-rata operating expenses.  The Company paid a security deposit of $9,845 for the sublease through a letter of credit secured by a financial institution certificate of deposit (“CD”) and the CD is classified as restricted cash in the accompanying unaudited consolidated financial statements at July 31, 2008.

Rental expense charged to operations under operating leases for the three months ended July 31, 2008 and 2007 was $9,564 and zero, respectively.

Nortia Capital Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2008

(Unaudited)

8.

RELATED PARTY TRANSACTIONS

Our corporate office is in Atlanta, Georgia and we currently do not have a lease and we are not paying rent for this office. It is being provided to the Company by an officer/director free of charge.  Use of this office space and the related value is de minimis.  Therefore, no expense has been recorded in the accompanying financial statements.  We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. (“Knight”) for a purchase price of $1,250.  Knight is a holding company that operates and develops energy related businesses and assets. Nortia agreed to provide Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for these services, Knight has granted Nortia warrants for the purchase of additional common shares. In March 2006, Nortia received warrants to purchase 1,250,000 Knight common shares with an exercise price of $.50, as well as warrants to purchase 1,250,000 Knight common shares with an exercise price of $1.00.  Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company’s CEO and CFO are also the CEO and CFO of Knight (see Note 5 – Investments).

Effective March 2008, Nortia and Knight executed a one-year consulting agreement by which Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. For the three months ended July 31, 2008, the Company recorded $60,000 of consulting revenue from Knight.  Additionally, as of July 31, 2008, the Company had $46,997 of accounts receivable from Knight.  This amount is classified as accounts receivable – related party in the accompanying unaudited consolidated financial statements.

As of July 31, 2008, the Company owed an employee of FIE $18,500 for expenses incurred by the employee on behalf of the Company.  This amount is classified as accounts payable – related party in the accompanying unaudited consolidated financial statements as the employee exercises significant control over the operations of FIE.

9.

CONCENTRATIONS

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks may exceed the federally insured limit of $100,000.

Approximately 32% of revenues during 2008 were derived from Knight, a related party.  Additionally, accounts receivable – related party is $46,997 at July 31, 2008 and is derived 100% from Knight.  This represents approximately 49% of total receivables (see Note 8 – Related Party Transactions).

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources.  This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our report on Form 10-KSB filed with the SEC on August 13, 2008.

Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements.  These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” in our Form 10-KSB filed with the SEC on August 13, 2008 and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties.  Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of our growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer, Chief Financial Officer, and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company’s operations or business, or in the governmental regulations affecting us.  The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

We are a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and our shares of common stock are publicly traded on the Pink Sheets under the symbol “NCPN”.

RESULTS OF OPERATIONS

	(Unaudited) Three Months Ended
	July 31
	2008	2007
Revenues
Third Party	$128,028	$-
Related Party	60,000	60,000
Total Revenues	188,028	60,000

Cost of Goods
Third Party	21,051	-
Total Cost of Goods	21,051	-

Gross Profit	166,977	60,000

Operating Expenses
Contributed executive services	25,000	25,000
Compensation	87,838	-
General and administrative	41,179	20,381
Depreciation	534	241
Bad debt	5,292	-
Rent	9,564	-
Consulting	4,500	4,500
Professional fees	81,645	23,571
Total Operating Expenses	255,552	73,693

Operating Loss	(88,575)	(13,693)

Other Income
Interest income	-	43
Total Other Income	-	43

Net Loss	$(88,575)	$(13,650)

Comprehensive Income
Unrealized gain on available for sale securities - net	899,522	-
Total Comprehensive Income	$810,947	$(13,650)

Three Months Ended July 31, 2008 compared to 2007

Revenues:

Revenues increased $128,028, or 213%, to $188,028 for 2008, from $60,000 for 2007.  The increase was all from third-party clients of our newly acquired subsidiaries, Friedland Investment Events LLC (‘FIE”) and Herd on the Street LLC (“HOTS”).

Cost of Goods:

Cost of Goods increased to $21,051 for 2008, from zero for 2007.  The increase was all from third-party clients of our newly acquired subsidiary FIE related to costs associated with hosting and sponsoring events for customers.

Operating Expenses:

Operating expenses increased $181,858 or 247%, to $255,552 for 2008 from $73,693 for 2007.  The increase was primarily composed of $87,838 of compensation expense, $58,074 of professional fees and $20,791 of general and administrative expense.  The increase in compensation expense was primarily related to operations from FIE with no comparable amount in 2007 before the acquisition of FIE.  The increase in professional fees and general and administrative expense was primarily related to increased legal expenses and other expenses from the acquisitions of FIE and HOTS.

Other Income:

Other income decreased $43 or 100%, to zero for 2008 from $43 for 2007.  The decrease was all from interest income on deposits of cash proceeds from a private placement with no such amount in 2008.

Comprehensive Income (Loss):

Comprehensive income (loss) increased to $899,522 for 2008 from zero for 2007.  The change was primarily due to an unrealized gain on available for sale equity securities – related party recorded during 2008 with no comparable amount for 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $18,488 at July 31, 2008 as compared to $11,086 at April 30, 2008.

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

Operating Activities:  Net cash provided by operating activities was $7,402 for 2008, as compared to net cash used of $160 for 2007.  The change was primarily due to the decrease in the net loss from 2008 to 2007, partially offset by $5,292 of bad debt expense, $26,969 of stock compensation expense and a $24,001 increase in accounts receivable – related party.

Investing Activities:  There were no investing activities in 2008 or 2007.

Financing Activities:  There were no financing activities in 2008 or 2007.

Debt

We have no debt outstanding at July 31, 2008

Liquidity

Our principal uses of cash to date have been for operating activities and we have primarily funded our operations by the sale of our common stock.  Presently, our source of cash is from consulting agreements with our client companies, new client revenue and external financing in the form of the sale of our common stock.

We cannot assure you that we can obtain sufficient proceeds, if any, and that the revenue from consulting agreements with client companies or the sale of our common stock under any financing structures, will be sufficient to meet our projected cash flow needs.

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

We are planning on obtaining additional cash proceeds from consulting agreements with client companies, new clients, the sale of our common stock and the sale of client company common stock that we own.  As a result, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are not effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Quarterly Report on Internal Control Over Financial Reporting. (a) The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and that our internal control over financial reporting are not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

1.

The Company does not have a full-time accounting controller and utilizes a part-time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control

Additionally, management determined during its internal control assessment that the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

1.

The Company should take steps to enhance the security for bank wire transfers.  Currently, the CFO and CEO provide instruction to the part-time consultant to initiate a wire transfer.  As a security enhancement, the Bank should be required to obtain approval from the CEO or CFO to make the wire transfer.

2.

The Company should take steps to implement a written policies and procedures manual.

3.

The Company utilizes an IT remote access server to store of all of the Company’s financial data.  Although the data has proper firewall and other security measures implemented, the information is critical for the Company and an internal server at the Company headquarters should be considered

4.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented.  As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of Nortia Capital Partners, Inc.[1]
3.2	Bylaws of Nortia Capital Partners, Inc.[1]
4.1	Specimen Stock Certificate [3]
10.1	Consulting Agreement by and between Nortia Capital Partners, Inc. and Knight Energy Corp. dated March 1, 2007.[2]
10.2	Voting Trust Agreement by and between Nortia Capital Partners and Knight Energy Corp. dated January 1, 2007.[2]
10.3	Consulting Agreement by and between Nortia Capital Partners, Inc. and Knight Energy Corp. dated March 1, 2008. [3]
21.1	Subsidiaries of Nortia Capital Partners, Inc. [3]
31.1	Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*

Filed herewith

1

Incorporated by reference to the Company’s Form 8-K filed December 8, 2004.

2.

Incorporated by reference to the Company’s Form 10-KSB filed July 30, 2007.

3.

Incorporated by reference to the Company’s Form 10-KSB filed August 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Nortia Capital Partners, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Bosso_____________ William J. Bosso	Chief Executive Officer, Principal Executive Officer and Director	September 12, 2008

/s/ Bruce A. Hall________________ Bruce A. Hall	Chief Financial Officer, Principal Financial Officer and Director	September 12, 2008