Form 10-Q
period 2008-10-31
NORTIA CAPITAL PARTNERS, INC.
filed 2008-12-15
CIK 1089773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 15, 2008, we had 34,519,721 shares of our common stock issued, issuable and outstanding.

Nortia Capital Partners, Inc. and Subsidiaries
Form 10-Q Index
October 31, 2008

PART I
FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

Nortia Capital Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31,	April 30,
	2008 (Unaudited)	2008
ASSETS
Current Assets
Cash	$18,829	$11,086
Restricted cash	9,845	9,845
Accounts receivable, net of allowance for doubtful accounts of $29,099	39,927	25,515
Accounts receivable - related party	66,682	70,998
Prepaid expenses	4,051	-
Total Current Assets	139,334	117,444

Property and Equipment, net	2,768	3,770

Investments
Available-for-sale marketable equity securities	125,184	67,323
Available-for-sale marketable equity securities of Related Party	1,137,500	972,500
Total Investments	1,262,684	1,039,823

Other Assets
Deposits	1,250	-
Goodwill	522,870	522,870
Total Other Assets	524,120	522,870

Total Assets	$1,928,906	$1,683,907

LIABILITIES
Current Liabilities
Bank overdraft liability	$-	$7,525
Accounts payable	171,708	97,590
Accounts payable - related party	32,983	16,476
Deferred revenue	138,409	-
Accrued expenses	13,278	44,593
Total Current Liabilities	$356,378	$166,184

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value, 5,000,000 shares authorized
zero shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 50,000,000 shares authorized
33,147,056 and 33,117,056 shares issued and outstanding	33,147	33,117
Common stock issuable, 1,372,665 and 1,402,665 shares	1,373	1,403
Additional paid in capital	9,380,798	9,279,216
Accumulated deficit	(8,721,274)	(8,669,136)
Accumulated other comprehensive income	878,484	873,123
Total Stockholders’ Equity	1,572,528	1,517,723
Total Liabilities and Stockholders’ Equity	$1,928,906	$1,683,907

 See accompanying notes to unaudited consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues
Third Party	$316,232	$-	$444,260	$-
Related Party	60,000	60,000	120,000	120,000
Total Revenues	376,232	60,000	564,260	120,000

Cost of Goods
Third Party	99,545	-	120,596	-
Total Cost of Goods	99,545	-	120,596	-

Gross Profit	276,687	60,000	443,664	120,000

Operating Expenses
Contributed executive services	25,000	25,000	50,000	50,000
Compensation	97,658	-	185,496	-
General and administrative	45,376	11,152	86,555	31,533
Depreciation	468	241	1,002	482
Bad debt	8,311	-	13,603	-
Rent	13,595	-	23,159	10,950
Consulting	4,585	6,450	9,085	-
Professional fees	44,929	16,645	126,574	40,216
Total Operating Expenses	239,922	59,488	495,474	133,181

Operating Gain (Loss)	36,765	512	(51,810)	(13,181)

Other Income (Expense)
Interest expense	(328)	72	(328)	72
Interest income	-	(43)	-	-
Total Other Income (Expense)	(328)	29	(328)	72

Net Income (Loss)	$36,437	$541	$(52,138)	$(13,109)

Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities - net	(894,161)	-	5,361	-

Total Comprehensive Income (Loss)	$(857,724)	$541	$(46,777)	$(13,109)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$0.0	$0.00	$0.0
Weighted Average Shares	34,519,721	31,419,419	34,519,721	31,419,419

See accompanying notes to unaudited consolidated financial statements

Nortia Capital Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(52,138)	$(13,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	51,582	-
Contributed services expense	50,000	50,000
Bad debt expense	13,603	-
Depreciation	1,002	482
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	4,316	-
Increase in accounts receivable	(28,015)	-
Increase in prepaid expense	(4,051)	-
Increase in deposits	(1,250)	-
Increase in bank overdraft liability	(7,525)	-
Increase in accounts payable	74,118	6,975
Increase in accounts payable - related party	16,507	-
Decrease (increase) in deferred revenue - related party	(79,091)	22,719
Decrease in accrued expenses	(31,315)	(68,480)
Net Cash Provided By (Used In) Operating Activities	7,743	(1,413)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	7,743	(1,413)
Cash at Beginning of Period	11,086	1,706
Cash at End of Period	$18,829	$293

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Unrealized gain on available-for-sale securities	$5,361	$-
Client stock given for deferred revenue	$217,500	$-

See accompanying notes to unaudited consolidated financial statements

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended April 30, 2008 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2008.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

2.  HISTORY AND NATURE OF BUSINESS

Nortia Capital Partners, Inc. (“Nortia,” “we,” “us,” “our,” “its,” or the “Company”) is an Atlanta, Georgia-based merchant banking company that provides access to capital and advisory services for management buyouts, recapitalizations and the expansion needs of emerging growth companies.

We elected to become a Business Development Company (“BDC”) in January 2005 pursuant to the provisions of the Investment Company Act of 1940 (the “1940 Act”).  The Company operated as a BDC for regulatory oversight and reporting purposes throughout the period covered by its Form 10-K for the periods ended April 30, 2006 and 2005.  Effective May 2, 2006, the Company filed a Form N-54C with the United States Securities and Exchange Commission (“SEC”) withdrawing its election to be regulated as a BDC.  The Company has commenced a new business model by which it intends to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded, as discussed further below.

History of Company Development

Nortia was organized as BF Acquisition Group I, Inc. under the laws of the State of Florida on April 15, 1999, with plans to seek business partners or acquisition candidates.  Due to capital constraints, however, we were unable to continue with our original business plan.  In March 2001, we ceased our business activities and became dormant through May 2003, thereby incurring only minimal administrative expenses during that time period.

In June 2003, present management was engaged to raise additional capital and initiate business activities.  During the fiscal quarter ended July 31, 2003, our business re-entered the development stage.  At that time, management raised capital and commenced preparations to operate as a BDC, intending to be regulated pursuant to certain requirements of the 1940 Act applicable to BDCs.

Effective August 2, 2004, BF Acquisition Group I, Inc. changed its name to Nortia Capital Partners, Inc.

On October 15, 2004, we entered into a definitive stock exchange agreement with Global Life Sciences, Inc. (“Global”), a publicly-traded Nevada corporation, which then changed its name to “Nortia Capital Partners, Inc.”  On December 2, 2004, the stock exchange agreement was consummated.  On December 3, 2004, the business was merged into the Nevada corporation with the Nevada corporation surviving.  As a result of the recapitalization, we are now organized under the laws of the State of Nevada.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
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

Accordingly, after careful consideration and assessment of the 1940 Act requirements applicable to BDCs, the Company’s ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs, and potential alternative business models, the Board determined that continuation as a BDC was not in the best interests of the Company and its shareholders.  On February 10, 2006, upon the recommendation of the Board, a majority of the then-outstanding shares voted to approve withdrawal of our election as a BDC.

On May 2, 2006, we filed a Form N-54C with the SEC formally withdrawing our election to be subject to the 1940 Act, pursuant to the provisions of section 54(c) of the 1940 Act.  As of that date, the Company was no longer a BDC and now intends to at all times conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act.  Thus, we are engaged primarily in the business described below under “New Business Model” and we are not engaged in the business of investing, reinvesting or trading in securities.  In addition, the Company intends to conduct its business in such a manner that it will not own or propose to acquire investment securities that would have a value exceeding 40 percent of the Company’s total assets at any one time.  See Note 7 – Commitments and Contingencies.

New Business Model

Subsequent to our withdrawal as a BDC, Nortia changed the nature of its business focus from investing, owning, holding or trading in investment securities to that of an operating company intending to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded.  Specifically, we intend to identify micro-cap publicly traded companies and small private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors.  As part or all of its compensation for these services, Nortia often proposes to receive restricted shares of these companies’ stock.

The withdrawal of the Company’s election to be regulated as a BDC resulted in a change in its method of accounting.  BDC financial statement presentation and accounting use the “fair value” method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations.  As an operating company, the Company will use either the fair-value (“SFAS 115 – Accounting for Certain Investments In Debt and Equity Securities”) or historical-cost methods (“APB 18 – The Equity Method of Accounting for Investments in Common Stock”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders’ equity.  In light of the Company’s limited assets, the effect of the change in the method of accounting was not material.  In accordance with SFAS 154 – “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” the change from a BDC to an operating company has been retrospectively applied to prior periods.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

With the new business model, the Company commenced, effective May 2, 2006, a new development stage.  Through April 30, 2008, the Company had not generated any significant revenue from its new business model.  Through April 30, 2008, the majority of revenues generated by the Company were from related party transactions.  Activities during this new development stage period include raising capital and implementing the new business plan.  The results of operations for May 1, 2006 through May 2, 2006 were not material and therefore, the Company will utilize May 1, 2006 as the inception date for the new development stage.  As discussed below, the Company has acquired two companies, one of which is operating and generating revenues.

On January 8, 2008, Nortia acquired Friedland Investment Events LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands, in exchange for 1,000,000 shares of Nortia’s common stock.  The acquisitions are part of the strategic shift for Nortia to that of an operating company intending to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded.  With the FIE/HOTS acquisition, Nortia believes that it is now able to offer clients a broad range of financial communications products and services.

As a result of owning FIE and HOTS, the Company has generated significant revenue during fiscal 2008 and anticipates that the revenue from these acquisitions will increase in the future and has determined that the Company is no longer in the development stage.  As a result, effective May 1, 2008, the Company is no longer classified as a development stage company.

FIE is one of the largest sponsors of financial and investment events, sponsoring events annually throughout the United States.  These events include all-day conferences, luncheons, breakfasts, VIP cocktail receptions, and other special events.  Most notably, FIE’s bi-annual Alternative Energy and Clean Tech Conference and its Global Equities Conference series have developed a strong following within the investment community and among investors.

HOTS is an Internet-based marketing platform for publicly-traded companies and independent equity research providers.

3.  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $52,138 and net cash provided by operating activities of $7,743 for the six months ended October 31, 2008.  The Company recorded a $5,361 unrealized gain on available-for-sale securities and had a comprehensive loss of $46,777 for the six months ended October 31, 2008.  The Company has an accumulated deficit of $8,721,274 at October 31, 2008.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its new business model, to raise capital through obtaining additional debt or selling additional securities, and to generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

We plan on generating revenues from our new business model by providing merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded.  Specifically, the Company intends to identify micro-cap publicly traded companies and small, private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors.  As part or all of its compensation for these services, the Company often proposes to receive shares of the companies.

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

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of Nortia Capital Partners, Inc. and its wholly-owned subsidiaries as of October 31, 2008.  All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

In accordance with SFAS 133 – “Accounting for Derivative Instruments and Hedging Activities” and released interpretations, the identification of, and accounting for, derivative instruments is complex.  Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, whichever is more practical under the circumstance.  These models require assumptions, including, but not limited to, the following examples: the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments.  The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at October 31, 2008.  The Company adopted the provisions of SFAS 157 “Fair Value Measurements” on May 1, 2008 and does not anticipate that it will have a significant impact on the Company’s consolidated financial statements.

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with SFAS 115.

Certain securities that the Company may invest in may be determined to be non-marketable.  Non-marketable securities for which the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.  Trading securities that the Company may hold are treated in accordance with SFAS 115 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable.  The Company’s determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria.  The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment.  The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments.  The Company recorded no impairment charges for securities during the six months ended October 31, 2008.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to five years, using the straight-line method.  Maintenance and repair expense are expensed as incurred.  At October 31, 2008 and 2007, property and equipment consisted of office and computer equipment of $5,615 and $2,872, respectively, with accumulated depreciation of $2,847 and $2,390, respectively.  Depreciation expense for the six months ended October 31, 2008 and 2007 was $1,002 and $482, respectively.

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

The Company conducts the annual review during the fourth quarter of each fiscal year and during interim reviews if impairment indicators are present.  Based upon the Company’s interim review, no impairment was recognized during the six months ended October 31, 2008.

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

For periods prior to May 1, 2006, the Company accounted for stock options or warrants issued to employees using APB 25, and it accounted for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under the SFAS 123 method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

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
October 31, 2008
(Unaudited)

The Company follows EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” when determining the measurement date to value securities received for services.

Revenues earned during the six months ended October 31, 2008 and 2007 were derived from services and recognized as the services were completed.

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

Net Loss per Share of Common Stock

Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or subscribed to during the period.  Diluted loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.  Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive in 2008 and 2007.  Therefore, Diluted EPS equals Basic EPS.

At October 31, 2008, there were outstanding warrants to purchase 562,290 shares of the Company’s common stock which may dilute future earnings per share.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive items.  Other comprehensive items for the Company consists of unrealized gains and losses related to the Company’s equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders’ equity.

5.  INVESTMENTS

The following represents information about available-for-sale securities held with gain and loss positions as of October 31, 2008:

Securities in gain positions more than 12 months:	Cost	Aggregate Unrealized gains	Aggregate Fair Value
Equity securities	$1,250	$1,061,250	$1,062,500

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

Securities in loss positions more than 12 months:	Cost	Aggregate Unrealized losses	Aggregate Fair Value
Equity securities	$369,950	$197,579	$172,371

The Company holds a non-controlling equity position consisting of 750,000, common shares of All American Pet, Inc., (“AAPC”), a New York corporation, with its principal office in Encino, California.  AAPC produces, markets and sells super premium dog food primarily through supermarkets and grocery stores.  Nortia’s CEO and CFO were previously significantly involved in AAPC, and accordingly, the Company has classified this investment separately as a related party transaction in the accompanying unaudited consolidated financial statements.  The AAPC closing stock price on October 31, 2008 was $0.10 per share or a valuation of $75,000 for the 750,000 shares owned by the Company.  In accordance with SFAS 115, the Company has valued the investment at $75,000.  This investment is classified as “available-for-sale equity securities – related parties” at fair value in the accompanying unaudited consolidated financial statements at October 31, 2008.  As a result of the valuation, during the six months ended October 31, 2008, the Company recorded a $22,500 unrealized loss on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $25,000 unrealized loss on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $100,000 of historical cost to the $75,000 fair value at October 31, 2008.

The Company holds 1,250,000 shares, representing a non-controlling equity position, of the common shares of Knight Energy Corp. (“Knight”), which it acquired for a purchase price of $1,250.  Knight is a holding company that operates and develops energy-related businesses and assets.  Nortia’s CEO and CFO are also the CEO and CFO of Knight, and accordingly, the Company has classified this investment separately as a related party transaction in the accompanying unaudited consolidated financial statements.  Knight’s securities are currently traded over-the-counter on the pink sheets under the symbol “KNEC.”  Beginning in March 2006, pursuant to a series of three 12-month consulting agreements, Nortia has provided Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital.  As part of the consideration paid by Knight for these services during the 12-month period that began in March 2006, Knight granted Nortia, in March 2006, warrants to purchase 1,250,000 Knight common shares with an exercise price of $.50, together with warrants to purchase 1,250,000 Knight common shares with an exercise price of $1.00.

The Knight closing stock price on October 31, 2008 was $0.85 per share.  In accordance with SFAS 115, the Company has valued its investment in Knight at $1,062,500, which is equal to the stock price of $0.85 per share.  This investment is classified as “available-for-sale marketable equity securities – related parties” at fair value in the accompanying unaudited consolidated financial statements at October 31, 2008.  As a result of the valuation, during the six months ended October 31, 2008, the Company recorded a $187,500 unrealized gain on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $1,061,250 unrealized gain on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $1,250 of historical cost to the $1,062,500 fair value at October 31, 2008.

Through its wholly-owned subsidiary Friedland Investment Events LLC (“FIE”), the Company holds certain common stock investments in companies for services provided by FIE.  At October 31, 2008, the Company had $282,950 of historical cost for stock certificates held related to companies that FIE provided services for.  In accordance with SFAS 115, the Company performed an evaluation and utilized the closing stock price for the common stock held as of October 31, 2008.  The Company evaluated the common stock held and determined that the market value was $125,184.  This amount is recorded as “available-for-sale equity securities” in the accompanying unaudited consolidated financial statements as of October 31, 2008.  As a result of the valuation, during the six months ended October 31, 2008, the Company recorded a $57,862 net unrealized gain on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $157,765 net unrealized loss on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $282,950 of historical cost to the $125,184 fair value at October 31, 2008.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

6.  STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at October 31, 2008.

We are authorized to issue up to 50,000,000 shares of our common stock, $0.001 par value per share, of which 33,147,056 were issued and outstanding at October 31, 2008.  Additionally, we have 1,372,665 shares that are issuable and outstanding at October 31, 2008.  Including issuable shares, we have 34,519,721 shares issuable, issued and outstanding as of October 31, 2008.

The holders of the Company’s common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

Common Stock and Common Stock Issuable

During the six months ended October 31, 2008, the Company issued 30,000 shares of common stock that were previously classified as issuable.

Effective January 8, 2008, the Company issued 500,000 shares of its common stock at $.537 per share, for a total of $268,334, for an employment agreement related to the Company’s acquisition of FIE and HOTS as discussed in Note 2 above.  These shares were issued to an employee of FIE and HOTS, and the $.537 per share price utilized was the same as the price per share used in the acquisition.  Of the 500,000 shares, 200,000 vested immediately, and the remaining 300,000 shares cliff vest at the rate of 100,000 shares on December 31 of each of 2008, 2009 and 2010.  In accordance with SFAS 123(R), the Company recorded $107,333 of stock compensation expense for the issuance of the 200,000 shares that vested immediately.  The remaining 300,000 shares held in escrow were not recorded and are being amortized beginning February 1, 2008 to stock compensation expense over the vesting period.  At April 30, 2008, $30,461 of stock compensation expense was recorded for amortization of the shares over the vesting period.  For the six months ended October 31, 2008, $51,582 of stock compensation expense was recorded for amortization of the shares over the vesting period.

Warrants

The following table summarizes activity related to warrants issued during the six months ended October 31, 2008:

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price
Balance at April 30, 2008	562,290	$0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at October 31, 2008	562,290	$0.25

At October 31, 2008, the terms of exercisable warrants to purchase our common stock are summarized below:

Range of Exercise Prices	Number Outstanding at October 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2008	Weighted Average Exercise Price
$0.25	562,290	0.36 years	$0.25	562,290	$0.25

As of October 31, 2008, the Company has 562,290 warrants outstanding that have a two-year exercise period and expire on March 12, 2009.

7.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On April 21, 2005, Mirador Consulting, Inc. (“Mirador”) filed a Complaint against Nortia Capital Partners, Inc. a Florida corporation and predecessor to us, in the County Court (“County Court Litigation”) in and for Palm Beach County, Florida.  Mirador alleged causes of action for Breach of Contract and Unjust Enrichment/Quantum Meruit and sought $10,000.00 in damages for payments allegedly due to Mirador pursuant to a consulting agreement dated December 22, 2004.  Pursuant to the terms of that agreement, Mirador received shares in our Company.  On December 6, 2004, 16 days prior to the execution of the consulting agreement, the defendant (the Florida corporation) was merged with and into us and, as a result, ceased to exist.  Subsequently, the Company has filed a number of motions to dismiss and/or strike Mirador’s filing of amended defenses and claims.  On June 29, 2006, Mirador filed a Motion for Declaratory Judgment and Motion for Judgment on the Pleadings that sought final resolution to the Company’s claims in Mirador’s favor.  In order to address any alleged deficiencies in its claims, the Company filed a Motion for Leave To File Amended Complaint on January 22, 2007.  The Court granted that Motion on January 29, 2007.  On February 8, 2007, Mirador filed a Motion to Dismiss the Company’s complaint with prejudice, and this motion remains pending.  On March 20, 2007, the Company served Mirador with discovery requests and Mirador’s responses have not been received and are overdue.

The Company intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit.  We also believe that the Company and all named third-party defendants have meritorious defenses to Mirador’s Counterclaims, for the reasons set forth in our filings.

In May 2008, Matthew T. Henninger (“Henninger”), a former officer and director of the Company, filed a civil action claim in the Superior Court of Fulton County, State of Georgia against the Company, William Bosso, our Chief Executive Officer and director, and Knight Energy Corp.  Mr. Bosso is also the chief executive officer and a director of Knight Energy Corp.  Additionally, Robin Smith (“Smith”) filed a civil claim in the State of New York against the Company.  Henninger held certain shares of the Company’s common stock that were pledged to Smith and upon a default of the pledge, the shares were surrendered to Smith.  Smith attempted to have the certificates transferred to her name but was denied by the Company’s transfer agent per instruction of the Company.  Henninger and Smith have filed their claims to require the Company’s transfer agent to transfer the shares in the name of Henninger to Smith.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

The Company strongly disagrees with the claims and responded to the courts by providing evidence that Henninger had breached a contract made with the Company whereby Henninger would sell his common stock to a third party for a purchase price of $200,000.  The Company has asked the court to enter a judgment against Henninger in favor of the Company such that Henninger would sell his shares to the third party for $200,000 per the contract.

The Company has and intends to continue vigorously defending its rights in this manner, as it believes such allegations are without merit.  We also believe that the Company and all named third-party defendants have meritorious defenses to the claims, for the reasons set forth in our filings.

Due to the nature of the Company’s business, the Company may be at risk of being classified as an investment company under the 1940 Act.  Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $1,062,500 in the accompanying unaudited consolidated financial statements as of October 31, 2008.  However, in March 2007, the Company entered into a voting trust agreement (“VTA”) whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares.  As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not “investment securities” as defined by the 1940 Act.  However, if the SEC disagrees with the Company’s position on the Knight securities, it may be subject to potential enforcement action by the SEC for additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company’s common stock.  Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at October 31, 2008.

Effective February 18, 2008, the Company entered into a sublease for its office in New York, New York.  The sublease term is through April 29, 2009 with base rent monthly payments of $3,282 for year 1 and $3,382 thereafter through the expiration date of April 29, 2009.  Additionally, the Company must pay its pro-rata share of operating expenses.  The Company paid a security deposit of $9,845 for the sublease through a letter of credit secured by a financial institution certificate of deposit (“CD”), and the CD is classified as restricted cash in the accompanying unaudited consolidated financial statements at October 31, 2008.

Rental expense charged to operations under operating leases for the six months ended October 31, 2008 and 2007 was $23,159 and $10,950, respectively.

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

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. (“Knight”) for a purchase price of $1,250.  Knight is a holding company that operates and develops energy-related businesses and assets.  Beginning in March 2006, pursuant to a series of three 12-month consulting agreements, Nortia has provided Knight with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital.  As part of the consideration paid by Knight for these services for the 12-month period that began in March 2006, Knight granted Nortia, in March 2006, warrants to purchase 1,250,000 Knight common shares with an exercise price of $.50, together with warrants to purchase 1,250,000 Knight common shares with an exercise price of $1.00.  Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company’s CEO and CFO are also the CEO and CFO of Knight (see Note 5 – Investments).

Effective March 2008, Nortia and Knight executed a one-year consulting agreement by which Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly.  For the six months ended October 31, 2008, the Company recorded $120,000 of consulting revenue from Knight.  Additionally, as of October 31, 2008, the Company had $66,682 of accounts receivable from Knight.  This amount is classified as “accounts receivable – related party” in the accompanying unaudited consolidated financial statements.

As of October 31, 2008, the Company owed an employee of FIE $32,983 for expenses incurred by the employee on behalf of the Company.  This amount is classified as accounts payable – related party in the accompanying unaudited consolidated financial statements as the employee exercises significant control over the operations of FIE.

9.  CONCENTRATIONS

Our financial instruments that are potentially exposed to credit risk consist primarily of cash.  At certain times during the year our demand deposits held in banks may exceed the federally insured limit of $250,000.

Approximately 21% of revenues during 2008 were derived from Knight, a related party.  Additionally, accounts receivable – related party is $66,682 at October 31, 2008 and is derived 100% from Knight.  This represents approximately 63% of total receivables (see Note 8 – Related Party Transactions).

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

GENERAL

Nortia Capital Partners, Inc. (“Nortia,” “we,” “us,” “our,” “its,” or the “Company”) is an Atlanta, Georgia-based company intending to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies seeking to become publicly held and traded.  The Company’s website is www.nortiacapital.com.

We are a company that files periodic reports with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and our shares of common stock are publicly traded on the Pink Sheets under the symbol “NCPN.”

RESULTS OF OPERATIONS

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues
Third Party	$316,232	$-	$444,260	$-
Related Party	60,000	60,000	120,000	120,000
Total Revenues	376,232	60,000	564,260	120,000

Cost of Goods
Third Party	99,545	-	120,596	-
Total Cost of Goods	99,545	-	120,596	-

Gross Profit	276,687	60,000	443,664	120,000

Operating Expenses
Contributed executive services	25,000	25,000	50,000	50,000
Compensation	97,658	-	185,496	-
General and administrative	45,376	11,152	86,555	31,533
Depreciation	468	241	1,002	482
Bad debt	8,311	-	13,603	-
Rent	13,595	-	23,159	10,950
Consulting	4,585	6,450	9,085	-
Professional fees	44,929	16,645	126,574	40,216
Total Operating Expenses	239,922	59,488	495,474	133,181

Operating Gain (Loss)	36,765	512	(51,810)	(13,181)

Other Income (Expense)
Interest expense	(328)	72	(328)	72
Interest income	-	(43)	-	-
Total Other Income (Expense)	(328)	29	(328)	72

Net Income (Loss)	$36,437	$541	$(52,138)	$(13,109)

Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities – net	(894,161)	-	5,361	-

Total Comprehensive Income (Loss)	$(857,724)	$541	$(46,777)	$(13,109)

Three Months Ended October 31, 2008 compared to 2007

Revenues:

Revenues increased $316,232, or 527%, to $376,232 for 2008, from $60,000 for 2007.  The increase consisted totally of revenue from third-party clients of our newly acquired subsidiary, Friedland Investment Events LLC (“FIE”).

Cost of Goods:

Cost of Goods increased to $99,545, or 100%, to $99,545 for 2008, from zero for 2007.  The increase was all from third-party clients of our newly acquired subsidiary FIE related to costs associated with hosting and sponsoring events for customers.

Operating Expenses:

Operating expenses increased $180,434 or 303%, to $239,922 for 2008 from $59,488 for 2007.  The increase was primarily composed of $97,658 of compensation expense, $28,284 of professional fees and $34,224 of general and administrative expense.  The increase in compensation expense was primarily related to operations from FIE with no comparable amount in 2007 before the acquisition of FIE.  The increase in professional fees and general and administrative expense was primarily related to increased legal expenses and other expenses from the acquisitions of FIE and HOTS.

Other Income (Expense):

Other income (expense) increased $357 of expense, or 1,231%, to $328 of expense for 2008 from $29 of income for 2007.  The increase in expense was primarily from interest expense on late rent payments for the Company’s New York office.

Comprehensive Income (Loss):

Comprehensive income (loss) increased to $894,161 of expense for 2008 from zero for 2007.  The change was due to an unrealized loss on available-for-sale equity securities recorded during 2008 with no comparable amount for 2007.

Six Months Ended October 31, 2008 compared to 2007

Revenues:

Revenues increased $444,260, or 370%, to $564,260 for 2008, from $120,000 for 2007.  The increase was all from third-party clients of our newly acquired subsidiary, Friedland Investment Events LLC (“FIE”).

Cost of Goods:

Cost of Goods increased $120,596, or 100%, to $120,596 for 2008, from zero for 2007.  The increase was all from third-party clients of our newly acquired subsidiary FIE related to costs associated with hosting and sponsoring events for customers.

Operating Expenses:

Operating expenses increased $362,292, or 272%, to $495,474 for 2008 from $133,181 for 2007.  The increase was primarily composed of $185,496 of compensation expense, $86,358 of professional fees and $55,022 of general and administrative expense.  The increase in compensation expense was primarily related to operations from FIE with no comparable amount in 2007 before the acquisition of FIE.  The increase in professional fees and general and administrative expense was primarily related to increased legal expenses and other expenses from the acquisitions of FIE and HOTS.

Other Income (Expense):

Other income (expense) increased $400 of expense or 556%, to $328 of expense for 2008 from $72 of income for 2007.  The increase in expense was primarily from interest expense on late rent payments for the Company’s New York office.

Comprehensive Income (Loss):

Comprehensive income (loss) increased $5,361 of income for 2008 from zero for 2007.  The change was primarily due to an unrealized gain on available-for-sale equity securities recorded during 2008 with no comparable amount for 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $18,829 at October 31, 2008 as compared to $11,086 at April 30, 2008.

We cannot provide assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet our business plan requirements.  The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the lack of our ability to continue as a going concern.

Operating Activities:  Net cash provided by operating activities was $7,743 for 2008, as compared to net cash used of $1,413 for 2007.  The change was primarily due to increases in the net loss, accounts payable, stock compensation expense, and bad debt expense that were partially offset by decreases in deferred revenue-related party and accrued expenses, together with increases in accounts receivable, in back overdraft liability, prepaid expenses and deposits.

Investing Activities:  There were no investing activities in 2008 or 2007.

Financing Activities:  There were no financing activities in 2008 or 2007.

Debt

We have no debt outstanding at October 31, 2008

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are not effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. As previously disclosed in the Company’s Form 10-KSB for the fiscal year ended April 30, 2008, our management has concluded that there is a material weakness in our internal control over financial reporting and that our internal control over financial reporting is not effective.

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

Signature	Title	Date

/s/ William J. Bosso	Chief Executive Officer, Principal Executive	December 15, 2008
William J. Bosso	Officer and Director
/s/ Bruce A. Hall	Chief Financial Officer, Principal Financial	December 15, 2008
Bruce A. Hall	Officer and Director