Form 10-Q
period 2009-01-31
NORTIA CAPITAL PARTNERS, INC.
filed 2009-03-23
CIK 1089773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

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
Yes ☐ No ☒

As of March 1, 2009, we had 3,462,002 shares of our common stock issued and outstanding.

Nortia Capital Partners, Inc. and Subsidiaries
Form 10-Q Index
January 31, 2009

PART I
FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

Nortia Capital Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	January 31,	April 30,
	2009	2008
ASSETS
Current Assets
Cash	$24,821	$11,086
Restricted cash	9,845	9,845
Accounts receivable, net of allowance for doubtful accounts of $28,890 and $15,545 respectively	27,867	25,515
Accounts receivable - related party	135,247	70,998
Total Current Assets	197,780	117,444

Property and Equipment, net	2,300	3,770

Investments
Available-for-sale marketable equity securities	78,739	67,323
Available-for-sale marketable equity securities of Related Party	562,500	972,500
Total Investments	641,239	1,039,823

Other Assets
Deposits	1,250	-
Goodwill	522,870	522,870
Total Other Assets	524,120	522,870

Total Assets	$1,365,439	$1,683,907

LIABILITIES
Current Liabilities

Bank overdraft liability	$-	$7,525
Accounts payable	194,309	97,590
Accounts payable - related party	14,600	16,476
Deferred revenue	79,091	-
Accrued expenses	102,073	44,593
Promissory note	75,000	-
Total Current Liabilities	$465,073	$166,184

Commitments and Contingencies (See Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value, 5,000,000 shares authorized zero shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 5,000,000 shares authorized 3,462,002 and 3,311,705 shares issued and outstanding	3,462	3,312
Common stock issuable, 0 and 140,267 shares	-	140
Additional paid in capital	9,456,993	9,310,284
Accumulated deficit	(8,817,128)	(8,669,136)
Accumulated other comprehensive income	257,039	873,123
Total Stockholders' Equity	900,366	1,517,723

Total Liabilities and Stockholders' Equity	$1,365,439	$1,683,907

See accompanying notes to unaudited consolidated financial statements.

Nortia Capital Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues
Third Party	$104,068	$32,830	$548,328	$32,830
Related Party	60,000	60,000	180,000	180,000
Total Revenues	164,068	92,830	728,328	212,830

Cost of Goods
Third Party	35,066	-	155,662	-
Total Cost of Goods	35,066	-	155,662	-

Gross Profit	129,002	92,830	572,666	212,830

Operating Expenses
Contributed executive services	25,000	-	75,000	50,000
Compensation	95,734	484,495	281,230	484,495
General and administrative	49,964	51,571	136,519	83,104
Depreciation	468	241	1,470	723
Bad debt	(209)	-	13,394	-
Rent	13,596	-	36,755	-
Consulting	5,000	5,201	14,085	16,150
Professional fees	34,586	59,342	161,160	99,558
Total Operating Expenses	224,139	600,850	719,613	734,030

Operating Loss	(95,137)	(508,020)	(146,947)	(521,200)

Other Income (Expense)
Interest expense	(718)	-	(1,046)	-
Interest income	1	4	1	77
Total Other Income (Expense)	(717)	4	(1,045)	77

Net Loss	$(95,854)	$(508,016)	$(147,992)	$(521,123)

Comprehensive Income (Loss)
Unrealized loss on available-for-sale securities - net	(621,445)	-	(616,084)	-

Total Comprehensive Loss	$(717,299)	$(508,016)	$(764,076)	$(521,123)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.48)	$(0.04)	$(0.17)

Weighted Average Shares	3,454,480	1,059,749	3,453,162	3,154,377

See accompanying notes to unaudited consolidated financial statements

Nortia Capital Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	January 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(147,992)	$(521,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	71,719	427,333
Contributed services expense	75,000	50,000
Bad debt expense	13,394	-
Depreciation	1,470	723
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(64,249)	(9,241)
Increase in accounts receivable	(15,746)	(21,740)
Increase in prepaid expense	-	(10,000)
Increase in deposits	(1,250)	-
Decrease in bank overdraft liability	(7,525)	-
Increase (decrease) in accounts payable	96,719	(7,296)
Decrease in accounts payable - related party	(1,876)
Decrease in deferred revenue - related party	-	(18,906)
Increase (decrease) in deferred revenue	(138,409)	7,761
Increase (decrease) in accrued expenses	57,480	(51,950)
Net Cash Used In Operating Activities	(61,265)	(154,439)

Cash Flows From Investing Activities:
Net cash received in acquisition, net of bank overdraft assumed	-	(85)
Net Cash Used In Investing Activities	-	(85)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	-	246,780
Proceeds from issuance of promissory note	75,000	-
Net Cash Provided By Financing Activities	75,000	246,780

Net Increase in Cash	13,735	92,256
Cash at Beginning of Period	11,086	1,706
Cash at End of Period	$24,821	$93,962

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Unrealized loss on available-for-sale securities	$(616,084)	$-
Client stock given for deferred revenue	217,500	-
Deferred Compensation	-	180,000
Net assets acquired from acquisition, net of cash acquired	-	22,195
Goodwill for acquisition	-	514,402

See accompanying notes to unaudited consolidated financial statements

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended April 30, 2008 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2008.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

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
January 31, 2009
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

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in its method of accounting.  BDC financial statement presentation and accounting use the “fair value” method of accounting, which allows BDCs to value their investments at market value as opposed to historical cost and to recognize unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value (“SFAS 115 – Accounting for Certain Investments In Debt and Equity Securities”) or historical-cost methods (“APB 18 – The Equity Method of Accounting for Investments in Common Stock”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and recognize unrealized gains or losses as a component of stockholders’ equity.  In light of the Company’s limited assets, the effect of the change in method of accounting was not material. In accordance with SFAS 154 - Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, the change from a BDC to an operating company has been retrospectively applied to prior periods.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

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

On January 8, 2008, Nortia acquired Friedland Investment Events LLC (FIE) and Herd on the Street LLC (HOTS), both privately-held companies, and their associated brands in exchange for 1,000,000 shares of Nortia's common stock.  The acquisitions are the first step in a strategic shift for Nortia to that of an operating company intending to provide merchant banking-type services to micro-cap publicly traded companies and also to small, private companies, many of which are seeking to become publicly held and traded.  With the FIE/HOTS acquisitions, Nortia will be able to offer clients a broad range of financial communications products and services.

As a result of owning FIE and HOTS, the Company has generated revenue during fiscal 2009 and has determined that the Company is no longer in the development stage.  As a result, effective May 1, 2008, the Company is no longer classified as a development stage company.

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

Effective February 10, 2009, the Board of Directors approved a one-for-ten reverse stock split of its common shares.  In accordance with SFAS 128, the Company has retroactively presented the effect of the reverse stock split for all periods presented in the accompanying unaudited Consolidated Financial Statements for all share and per share data.

3.  GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $147,992 and net cash used in operating activities of $61,265 for the nine months ended January 31, 2009.  The Company recorded a $616,084 unrealized loss on available-for-sale securities and had a comprehensive loss of $764,076 for the nine months ended January 31, 2009.  The Company has an accumulated deficit and working capital deficiency of $8,817,128 and $267,293 at January 31, 2009.

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

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

We plan on generating revenues from our new business model by providing merchant banking-type services to micro-cap publicly traded companies and also to small, private companies, many of which are seeking to become publicly held and traded. Specifically, the Company intends to identify micro-cap publicly traded companies and small, private companies and assist them with managerial, accounting and financial advice and help them to raise necessary capital by introducing them to potential investors. As compensation for these services, the Company proposes to receive shares of the companies, a substantial portion of which we expect will then be registered or otherwise available-for-sale.

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

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of Nortia Capital Partners, Inc. and its wholly-owned subsidiaries as of January 31, 2009.  All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of current assets and current liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at January 31, 2009. The Company adopted the provisions of SFAS 157 “Fair Value Measurements” on May 1, 2008 and does not anticipate that it will have a significant impact on the Company’s consolidated financial statements.

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

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.  The Company recorded no impairment charges for securities during the nine months ended January 31, 2009.

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to five years, using the straight-line method.  Maintenance and repair expense are expensed as incurred.  At January 31, 2009 and April 30, 2008, property and equipment consisted of office and computer equipment of $5,615 each respectively, with accumulated depreciation of $3,315 and $1,845, respectively.  Depreciation expense for the nine months ended January 31, 2009 and 2008 was $1,470 and $723, respectively.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired.  Business combinations can also result in other intangible assets being recognized.  Amortization of intangible assets, if applicable, occurs over their estimated useful lives.  Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of each fiscal year and interim reviews if impairment indicators are present.  Based upon the Company’s interim review, no impairment was recognized during the nine months ended January 31, 2009.

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
January 31, 2009
(Unaudited)

The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

Revenues earned during the nine months ended January 31, 2009 and 2008 were derived from services and recognized as the services were completed.

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

Net Loss per Share of Common Stock

Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or subscribed during the period.  Diluted loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.  Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive in 2009 and 2008. Therefore, diluted EPS equals basic EPS.

At January 31, 2009, there were warrants outstanding to purchase 56,229 shares respectively of the Company’s common stock which may dilute future earnings per share.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive items.  Other comprehensive items for the Company consists of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders’ equity.

5. INVESTMENTS

The following represents information about available-for-sale securities held with gain and loss positions as of January 31, 2009:

Securities in gain positions more than 12 months:	Cost	Aggregate Unrealized gains	Aggregate Fair Value

Equity securities	$8,250	$498,952	$507,202

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

Securities in loss positions more than 12 months:	Cost	Aggregate Unrealized losses	Aggregate Fair Value

Equity securities	$375,950	$241,913	$134,037

The Company holds a non-controlling equity position consisting of 750,000 common shares of All American Pet, Inc., (“AAPC”), a New York corporation, with its principal office in Encino, California. The business of AAPC is to produce, market and sell super premium dog food primarily through supermarkets and grocery stores.  Nortia’s CEO and CFO were previously significantly involved in AAPC, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying unaudited consolidated financial statements.  The AAPC closing stock price on January 31, 2009 was $0.10 per share or a valuation of $75,000 for the 750,000 shares owned by the Company.  In accordance with SFAS 115, the Company has valued the investment at $75,000.  This investment is classified as available-for-sale equity securities – related parties at fair value in the accompanying unaudited consolidated financial statements at January 31, 2009.  As a result of the valuation, during the nine months ended January 31, 2009, the Company recorded a $22,500 unrealized loss on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $25,000 unrealized loss on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $100,000 of historical cost to the $75,000 fair value at January 31, 2009.

The Company holds a non-controlling equity position of 1,250,000 shares of the common shares of Knight Energy Corp. (“Knight”), which it acquired for a purchase price of $1,250.  Knight, together with and/or through its wholly-owned subsidiary, is a holding company that operates and develops energy-related businesses and assets. Nortia’s CEO and CFO are also the CEO and CFO of Knight, and accordingly, the Company has classified the investment separately as a related party transaction in the accompanying unaudited consolidated financial statements.  Knight’s securities are currently traded over-the-counter on the pink sheets under the symbol "KNEC". In March 2006, Nortia agreed to provide Knight, for one year with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for this agreement, Knight granted Nortia warrants for the purchase of additional common shares. In March 2006, Nortia received warrants to purchase 1,250,000 Knight common shares with an exercise price of $.50, as well as warrants to purchase 1,250,000 Knight common shares at an exercise price of $1.00.

The Knight closing stock price on January 31, 2009 was $0.39 per share.  In accordance with SFAS 115, the Company has valued the investment at $487,500, which is equal to the stock price of $0.39 per share.  This investment is classified as available for sale marketable equity securities – related parties at fair value in the accompanying unaudited consolidated financial statements at January 31, 2009.  As a result of the valuation, during the nine months ended January 31, 2009, the Company recorded a $387,500 unrealized loss on available-for-sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded a $486,250 unrealized gain on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $1,250 of historical cost to the $487,500 fair value at January 31, 2009.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

Through its wholly-owned subsidiary Friedland Investment Events LLC (“FIE”), the Company holds certain common stock investments in companies for services provided by FIE.  At January 31, 2009, the Company had $282,950 of historical cost for stock certificates held related to companies that FIE provided services for.  In accordance with SFAS 115, the Company performed an evaluation and utilized the closing stock price for the common stock held as of January 31, 2009.  The Company evaluated the common stock held and determined that the market value was $78,739.  This amount is recorded as available for sale equity securities in the accompanying unaudited consolidated financial statements as of January 31, 2009.  As a result of the valuation, during the nine months ended January 31, 2009, the Company recorded an $11,416 net unrealized gain on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements.  In total, the Company has recorded an $204,211 net unrealized loss on available for sale equity securities in the stockholders’ section of the unaudited consolidated financial statements for the adjustment in the valuation from $282,950 of historical cost to the $78,739 fair value at January 31, 2009.

6.  DEBT

In January 2009, the Company obtained $75,000 of cash proceeds from the issuance of a redeemable unsecured promissory note to an unrelated third party.  The terms of the promissory note are 10% interest, six (6) month term with principal and accrued interest due and payable in July 2009, payment at the Company’s sole option, in cash or shares of the Company’s common stock, at the then effective conversion price.  The conversion price is (excluding shares for accrued interest) equal to one share for each $1.00 of the then outstanding debt and accrued interest under the promissory note or 75,000 shares of common stock.  Accrued interest due under the promissory note is $226 at January 31, 2009 and is included in accrued expenses in the accompanying unaudited consolidated financial statements.

We have evaluated the promissory note to determine if a beneficial conversion feature exists in accordance with EITF 98-5, as amended by EITF 00-27.  We have determined that the promissory note is not a convertible instrument in that the potential conversion feature outlined in the debentures was not binding and solely at the option of the Company.

7.  STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share, of which none were issued and outstanding at January 31, 2009.

Effective February 10, 2009, the Board of Directors approved a one-for-ten reverse stock split of its common shares.  In accordance with SFAS 128, the Company has retroactively presented the effect of the reverse stock split for all periods presented in the accompanying unaudited Consolidated Financial Statements for all share and per share data.

As a result of the reverse stock split discussed above, we are authorized to issue up to 5,000,000 shares of our common stock, $0.001 par value per share, of which 3,462,002 were issued and outstanding at January 31, 2009.

The holders of the Company’s common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

Common Stock and Common Stock Issuable

During the nine months ended January 31, 2009, the Company issued 167,267 shares of common stock that were previously classified as issuable.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

Effective January 8, 2008, the Company issued 50,000 shares of its common stock at $5.37 per share (post reverse split) or $268,334 for an employment agreement related to the acquisition discussed previously for an employee of the acquired company.  The $5.37 per share price utilized was the same as the price for the acquisition.  Of the 50,000 shares, 20,000 vested immediately and the remaining 30,000 shares cliff vest at the rate of 10,000 shares on December 31 of each of 2008, 2009 and 2010.  In accordance with SFAS 123(R), the Company recorded $107,333 of stock compensation expense for the issuance of the 20,000 shares that vested immediately.  10,000 of the shares vested on December 31, 2008 and were issued.  The remaining 20,000 shares held in escrow are not recorded and are being amortized beginning February 1, 2008 to stock compensation expense over the vesting period.  For the nine months ended January 31, 2009, $71,719 of stock compensation expense was recorded for amortization of the shares over the vesting period. The unamortized portion of unvested stock at January 31, 2009 is $58,821.

Warrants

The following table summarizes activity related to warrants during the nine months ended January 31, 2009:
	Number of Warrants	Weighted Average Exercise Price
Balance at April 30, 2008	56,229	$2.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at January 31, 2009	56,229	$2.50

At January 31, 2009, the terms of exercisable warrants to purchase our common stock are summarized below:

Range of Exercise Prices	Number Outstanding at January 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2009	Weighted Average Exercise Price
$2.50	56,229	0.11 years	$2.50	56,229	$2.50

As of January 31, 2009, the Company has 56,229 warrants outstanding that have an exercise price of $0.50 per share, and a two-year exercise period. The warrants expire on March 12, 2009 (See Note 11 - Subsequent Events).

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

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

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

Due to the nature of the Company’s business, the Company may be at risk of being classified as an investment company under the 1940 Act.  Currently, the Company holds 1,250,000 shares of Knight Energy Corp. and the shares have been valued at $487,500 in the accompanying unaudited consolidated financial statements as of January 31, 2009.  However, in March 2007, the Company entered into a voting trust agreement (“VTA”) whereby the Company is the trustee and has voting control for 12,200,000 shares of Knight common stock or approximately 60% of the outstanding shares.  As a result of the VTA, and because the Company has voting control over approximately 60% of the Knight outstanding shares, the Company believes that the Knight shares it holds are not “investment securities” as defined by the 1940 Act.  However, if the SEC disagrees with the Company’s position on the Knight securities, it may be subject to a potential enforcement action by the SEC for additional liability.

In March 2007, the Atlanta District office of the SEC requested that the Company voluntarily produce certain documents and information relating in principal part to the April 2005 Private Placement Offering of the Company’s common stock.  Management has cooperated fully with the SEC in this matter and provided all requested documents and information to the SEC and although it may be possible the Company may be subject to additional liability, an amount cannot be reasonably estimated and therefore no liability has been recorded at January 31, 2009.

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

Effective February 18, 2008, the Company entered into a sublease for its office in New York, New York.  The sublease term is through April 29, 2009 with base rent monthly payments of $3,282 for year 1 and $3,382 thereafter through the expiration date of April 29, 2009.  Additionally, the Company must pay its share of pro-rata operating expenses.  The Company paid a security deposit of $9,845 for the sublease through a letter of credit secured by a financial institution certificate of deposit (“CD”) and the CD is classified as restricted cash in the accompanying unaudited consolidated financial statements at January 31, 2009 (See Note 11 – Subsequent Events).

Rental expense charged to operations under operating leases for the nine months ended January 31, 2009 and 2008 was $36,755 and zero, respectively.

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

In March 2006, the Company acquired 1,250,000 shares of Knight Energy Corp. (“Knight”) for a purchase price of $1,250.  Knight, together with or through its wholly-owned sudsidiary, operates and develops energy related businesses and assets. In March 2006 Nortia agreed to provide Knight, for one year, with merchant banking services that include advice on mergers and acquisitions, capital markets, public markets strategies and raising capital. In exchange for this agreement, Knight has granted Nortia warrants for the purchase of additional common shares. In March 2006, Nortia received warrants to purchase 1,250,000 Knight common shares with an exercise price of $.50, as well as warrants to purchase 1,250,000 Knight common shares at an exercise price of $1.00.  Although the Nortia investment in Knight represents only approximately five percent (5%) of the outstanding shares of Knight, the Company’s CEO and CFO are also the CEO and CFO of Knight (see Note 5 – Investments).

Effective March 2008, Nortia and Knight executed a one-year consulting agreement by which Nortia would provide financial consulting services to Knight for a consulting fee of $20,000 monthly. For the nine months ended January 31, 2009, the Company recorded $180,000 of consulting revenue from Knight.  Additionally, as of January 31, 2009, the Company had $135,247 of accounts receivable from Knight.  This amount is classified as accounts receivable – related party in the accompanying unaudited consolidated financial statements (See Note 11 – Subsequent Events).

As of January 31, 2009, the Company owed an employee of FIE $14,600 for expenses incurred by the employee on behalf of the Company.  This amount is classified as accounts payable – related party in the accompanying unaudited consolidated financial statements as the employee exercises significant control over the operations of FIE.

10.     CONCENTRATIONS

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks may exceed the federally insured limits.

Approximately 33% of revenues during 2009 were derived from Knight, a related party.  Additionally, accounts receivable – related party is $135,247 at January 31, 2009 and is derived 100% from Knight.  This represents approximately 83% of total receivables (see Note 9 – Related Party Transactions).

Nortia Capital Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)

11.     SUBSEQUENT EVENTS

Effective March 12, 2009, the remaining 56,229 outstanding warrants to purchase our common stock expired.

In March 2009, the $9,845 security deposit for the Company’s New York lease was forfeited due to a default of the lease agreement for non-payment of outstanding rental charges.  The lease expires April 29, 2009 and after the forfeiture of the security deposit, the Company owes approximately $10,000 through the end of the lease (excluding late fees).  The Company is negotiating with the lessor as to the outstanding obligation but no resolution has been reached as of March 23, 2009 (see Note 8 – Commitments and Contingencies).

Effective March 1, 2009, the Company extended the consulting agreement with Knight for one year through March 1, 2010 (see Note 9 – Related Party Transactions).

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

RECENT DEVELOPMENTS

Effective March 12, 2009, the remaining 56,229 outstanding warrants to purchase our common stock expired.

In March 2009, the $9,845 security deposit for the Company’s New York lease was forfeited due to a default of the lease agreement for non-payment of outstanding rental charges.  The lease expires April 29, 2009 and after the forfeiture of the security deposit, the Company owes approximately $10,000 through the end of the lease (excluding late fees).  The Company is negotiating with the lessor as to the outstanding obligation but no resolution has been reached as of March 23, 2009.

Effective March 1, 2009, the Company extended the consulting agreement with Knight Energy Corp. (“Knight”) for one year through March 1, 2010.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues
Third Party	$104,068	$32,830	$548,328	$32,830
Related Party	60,000	60,000	180,000	180,000
Total Revenues	164,068	92,830	728,328	212,830

Cost of Goods
Third Party	35,066	-	155,662	-
Total Cost of Goods	35,066	-	155,662	-

Gross Profit	129,002	92,830	572,666	212,830

Operating Expenses
Contributed executive services	25,000	-	75,000	50,000
Compensation	95,734	484,495	281,230	484,495
General and administrative	49,964	51,571	136,519	83,104
Depreciation	468	241	1,470	723
Bad debt	(209)	-	13,394	-
Rent	13,596	-	36,755	-
Consulting	5,000	5,201	14,085	16,150
Professional fees	34,586	59,342	161,160	99,558
Total Operating Expenses	224,139	600,850	719,613	734,030

Operating Loss	(95,137)	(508,020)	(146,947)	(521,200)

Other Income (Expense)
Interest expense	(718)	-	(1,046)	-
Interest income	1	4	1	77
Total Other Income (Expense)	(717)	4	(1,045)	77
Net Loss	$(95,854)	$(508,016)	$(147,992)	$(521,123)

Comprehensive Income (Loss)
Unrealized loss on available for sale securities - net	(621,445)	-	(616,084)	-

Total Comprehensive Loss	$(717,299)	$(508,016)	$(764,076)	$(521,123)

Three Months Ended January 31, 2009 compared to 2008

Revenues:

Revenues increased $71,238, or 217%, to $164,068 for 2009, from $92,830 for 2008.  The increase was all from third-party clients of our newly acquired subsidiary, Friedland Investment Events LLC (‘FIE”).

Cost of Goods:

Cost of Goods increased to $35,066, or 100%, to $35,066 for 2009, from zero for 2008.  The increase was all from third-party clients of FIE related to costs associated with hosting and sponsoring events for customers.

Operating Expenses:

Operating expenses decreased $376,711 or 63%, to $224,139 for 2009 from $600,850 for 2008.  The decrease was primarily composed of a $388,761 decrease in compensation expense.  The decrease in compensation expense was primarily related to in 2008, the Company issued 100,000 shares of stock to the CFO for services provided and utilized a fair value of $3.20 per share or $320,000 and issued 50,000 shares of stock to an employee under an employment agreement whereby 20,000 of the shares vested immediately at a fair value of $5.37 per share or $107,333.

Other Income (Expense):

Other income (expense) increased $721 of expense or 18,025%, to $717 of expense for 2009 from $4 of income for 2008.  The increase in expense was primarily from interest expense on late rent payments for the Company’s New York office.

Comprehensive Income (Loss):

Comprehensive income (loss) increased to $621,445 of expense for 2009 from zero for 2008.  The change was due to an unrealized loss on available-for-sale equity securities recorded during 2009 with no comparable amount for 2008.

Nine Months Ended January 31, 2009 compared to 2008

Revenues:

Revenues increased $515,498, or 1,570%, to $728,328 for 2009, from $212,830 for 2008.  The increase was all from third-party clients of FIE.

Cost of Goods:

Cost of Goods increased $155,662, or 100%, to $155,662 for 2009, from zero for 2008.  The increase was all from third-party clients of FIE related to costs associated with hosting and sponsoring events for customers.

Operating Expenses:

Operating expenses decreased $14,417 or 2%, to $719,613 for 2009 from $734,030 for 2008.  The decrease was primarily composed of $203,265 decrease in compensation expense, offset by a $61,602 increase in professional fees, $53,415 increase in general and administrative expense, $36,755 increase in rent expense and a $25,000 increase in contributed executive services expense.  The decrease in compensation expense was primarily related to the issuance of common stock as discussed above under the three months comparison.  The increase in professional fees and general and administrative expense was primarily related to increased legal expenses and other expenses from the acquisitions of FIE and Herd on the Street, LLC (“HOTS”). The increase in rent expense was for the Company’s new sublease for its office in New York, New York.  The increase in contributed executive services expense represents the fair market value of contributed executive services provided by the CEO and CFO to us at no cost for one additional quarter in 2009 as compared to 2008.

Other Income (Expense):

Other income (expense) increased $1,122 of expense or 1,457%, to $1,045 of expense for 2009 from $77 of income for 2008.  The increase in expense was primarily from interest expense on late rent payments for the Company’s New York office.

Comprehensive Income (Loss):

Comprehensive income (loss) increased to $616,084 of expense for 2009 from zero for 2008.  The change was primarily due to an unrealized loss on available for sale equity securities recorded during 2009 with no comparable amount for 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $24,821 at January 31, 2009 as compared to $11,086 at April 30, 2008.

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

Operating Activities:  Net cash used in operating activities was $61,265 for 2009, as compared to net cash used of $154,439 for 2008.  The change was primarily due to a decrease in the net loss for 2009 from 2008, partially offset by an increase in accounts payable and accrued expense.

Investing Activities:  There were no investing activities in 2009.  For 2008, there was $85 of net cash used in investing activities related to the FIE and HOTS acquisitions.

Financing Activities:  Net cash provided by financing activities was $75,000 for 2009, as compared to net cash provided by financing activities of $246,780 for 2008.  For 2009, the Company issued a promissory note and received $75,000 of net cash proceeds. In 2008, the Company received $246,780 of net cash proceeds from the exercise of warrants.

Debt

In January 2009, the Company obtained $75,000 of cash proceeds from the issuance of a redeemable unsecured promissory note to an unrelated third party.  The terms of the promissory note was 10% interest, six (6) month term with principal and accrued interest due and payable in July 2009, payment at the Company’s sole option, in cash or shares of the Company’s common stock, at the then effective conversion price.  The conversion price is equal to one share for each $1.00 of the then outstanding debt and accrued interest under the promissory note or 75,000 shares of common stock (excluding shares related to accrued interest). Accrual interest due under the promissory note is $226 at January 31, 2009 and is included in accrued expenses in the accompanying unaudited consolidated financial statements.

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

We are planning on obtaining additional cash proceeds from consulting agreements with client companies, new clients, the sale of our common stock, the issuance of indebtedness and the sale of client company common stock that we own.  As a result, we believe that we will have sufficient operating cash to meet our required expenditures for the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Quarterly Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process, under the supervision of our chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  These internal controls over financial reporting processes include policies and procedures that:

(1)         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and that our internal control over financial reporting is not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.
The Company utilizes an IT remote access server to store all of the Company’s financial data.  Although the data has proper firewall and other security measures implemented, the information is critical for the Company and an internal server at the Company headquarters should be considered.

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

(b)            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Nortia Capital Partners, Inc.[1]

3.2	Bylaws of Nortia Capital Partners, Inc.[1]

4.1	Specimen Stock Certificate [3]

Exhibit No.	Exhibit Description

10.1	Consulting Agreement by and between Nortia Capital Partners, Inc. and Knight Energy Corp. dated March 1, 2007.[2]

10.2	Voting Trust Agreement by and between Nortia Capital Partners and Knight Energy Corp. dated January 1, 2007.[2]

10.3	Consulting Agreement by and between Nortia Capital Partners, Inc. and Knight Energy Corp. dated March 1, 2008. [3]

21.1	Subsidiaries of Nortia Capital Partners, Inc. [3]

31.1	Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Nortia Capital Partners, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Signature	Title	Date

/s/ William J. Bosso	Chief Executive Officer, Principal Executive	March 23, 2009
William J. Bosso	Officer and Director

/s/ Bruce A. Hall	Chief Financial Officer, Principal Financial	March 23, 2009
Bruce A. Hall	Officer and Director